Form 10-Q
period 2019-06-30
Rennova Health, Inc.
filed 2019-12-12
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of December 5, 2019, the registrant had 9,098,936,775 shares of its Common Stock, $0.0001 par value, outstanding

RENNOVA HEALTH, INC.

FORM 10-Q

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$431,314	$6,870
Accounts receivable, net	4,908,594	3,811,749
Inventory	735,537	453,402
Prepaid expenses and other current assets	112,173	78,820
Income tax refunds receivable	631,077	631,077
Current assets of AMSG and HTS classified as held for sale	306,142	140,352
Total current assets	7,124,837	5,122,270

Property and equipment, net	8,660,797	8,526,904
Right-of-use operating lease assets	380,769	-
Intangibles, net	509,443	259,443
Deposits	239,637	278,864
Non-current assets of AMSG and HTS classified as held for sale	12,712	11,819

Total assets	$16,928,195	$14,199,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.5 million and $0.4 million, respectively)	$12,229,613	$8,155,955
Checks issued in excess of bank account balance	55,064	109,695
Accrued expenses (includes related parties amount of $1.0 million and $0.4 million, respectively)	14,160,299	10,711,281
Income taxes payable	1,355,651	1,400,651
Current portion of notes payable	2,077,992	7,083,505
Current portion of notes payable, related party	8,389,126	800,000
Current portion of right-of-use operating lease obligations	166,804	-
Current portion of finance lease obligations	589,541	730,665
Current portion of debentures	22,220,409	12,776,316
Derivative liabilities	455,336	350,260
Current liabilities of AMSG and HTS classified as held for sale	2,618,012	2,297,846
Total current liabilities	64,317,847	44,416,174

Other liabilities:
Right-of-use operating lease obligations, net of current portion	213,965	-
Finance lease obligations, net of current portion	28,741	31,543

Total liabilities	64,560,553	44,447,717

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	2,179,179	3,084,153

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 6,008,936,775 and 128,567,273 shares issued and outstanding	600,894	12,857
Additional paid-in-capital	509,506,697	375,845,883
Accumulated deficit	(565,774,424)	(415,046,606)
Total stockholders’ deficit	(55,646,831)	(39,167,864)
Total liabilities and stockholders’ deficit	$16,928,195	$14,199,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenues	$4,061,189	$3,292,217	$9,251,839	$4,893,877

Operating expenses:
Direct costs of revenue	4,680,333	2,369,813	8,844,733	4,459,179
General and administrative	4,290,935	2,998,055	9,567,071	5,888,858
Depreciation and amortization	186,236	317,734	409,822	651,248
Total operating expenses	9,157,504	5,685,602	18,821,626	10,999,285

Loss from continuing operations before other income (expense) and income taxes	(5,096,315)	(2,393,385)	(9,569,787)	(6,105,408)

Other income (expense):
Other income (expense)	(311,463)	409,092	(1,195,742)	421,061
Gain on bargain purchase	-	7,732,302	250,000	7,732,302
Change in fair value of derivative instruments	-	44,162,579	(105,076)	(95,616,653)
Interest expense	(7,871,798)	(4,446,090)	(15,591,766)	(7,753,103)
Total other income (expense), net	(8,183,261)	47,857,883	(16,642,584)	(95,216,393)

Net (loss) income from continuing operations before income taxes	(13,279,576)	45,464,498	(26,212,371)	(101,321,801)

Provision for income taxes	-	-	-	76

Net (loss) income from continuing operations	(13,279,576)	45,464,498	(26,212,371)	(101,321,877)

Net (loss) income from discontinued operations	(145,251)	(146,577)	(653,860)	275,216
Net (loss) income	(13,424,827)	45,317,921	(26,866,231)	(101,046,661)
Deemed dividend from trigger of down round provision feature	-	-	(123,861,587)	-
Net (loss) income to common shareholders	$(13,424,827)	$45,317,921	$(150,727,818)	$(101,046,661)

Net (loss) income per common share:
Basic continuing operations	$(0.00)	$28.06	$(0.01)	$(97.86)
Diluted continuing operations	$(0.00)	$(0.27)	$(0.01)	$(97.86)
Basic discontinued operations	$(0.00)	$(0.09)	$(0.00)	$0.27
Diluted discontinued operations	$(0.00)	$(0.01)	$(0.00)	$0.27
Basic net (loss) income to common shareholders	$(0.00)	$27.97	$(0.04)	$(97.60)
Diluted net (loss) income to common shareholders	$(0.00)	$(0.28)	$(0.04)	$(97.60)
Weighted average number of common shares outstanding during the period:
Basic	5,289,645,114	1,620,332	3,357,860,127	1,035,358
Diluted	5,289,645,114	23,800,212	3,357,860,127	1,035,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED JUNE 30, 2019

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 preferred stock into common stock	-	-	3,255,700,000	325,570	318,310	-	643,880
Common stock issued in cashless exercise of warrants	-	-	119,615,384	11,961	(11,961)	-	-
Stock-based compensation	-	-	-	-	8,650	-	8,650
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	4,056,425	-	4,056,425
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	20,002	3,503,882,657	350,388	504,078,894	(552,349,597)	(47,900,313)
Conversion of Series I-2 preferred stock into common stock	-	-	2,505,054,118	250,506	10,587	-	261,093
Stock-based compensation	-	-	-	-	8,650	-	8,650
Modification of warrants	-	-	-	-	5,408,566	-	5,408,566
Net loss	-	-	-	-	-	(13,424,827)	(13,424,827)
Balance at June 30, 2019	2,000,225	$20,002	6,008,936,775	$600,894	$509,506,697	$(565,774,424)	$(55,646,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED JUNE 30, 2018

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	17,502,275	$17,502	39,501	$4	$128,549,458	$(169,180,425)	$(40,613,461)
Common stock issued in cashless exercise of warrants	-	-	151,200	15	(15)	-	-
Conversion of debentures into common stock	-	-	666,621	67	3,056,607	-	3,056,674
Stock-based compensation	-	-	-	-	24,196	-	24,196
Restricted stock issued to employees	-	-	142,667	14	641,096	-	641,110
Shares returned to treasury	-	-	(5)	-	-	-	-
Beneficial conversion feature of preferred stock	-	-	-	-	(651,562)	-	(651,562)
Net loss	-	-	-	-	-	(146,364,582)	(146,364,582)
Balance at March 31, 2018	17,502,275	17,502	999,984	100	131,619,780	(315,545,007)	(183,907,625)
Conversion of Series H Preferred Stock into common stock	(50)	-	40,000	4	(4)	-	-
Common stock issued in cashless exercise of warrants	-	-	572,480	57	3,957,710	-	3,957,767
Conversion of debentures into common stock	-	-	1,571,000	157	4,036,932	-	4,037,089
Exchange of debentures into Series I-2 Preferred Stock	-	-	-	-	1,331	-	1,331
Stock-based compensation	-	-	-	-	24,197	-	24,197
Shares returned to treasury			(116)	-	(28,217)	-	(28,217)
Beneficial conversion feature of preferred stock	-	-	-	-	651,562	-	651,562
Net income	-	-	-	-	-	45,317,921	45,317,921
Balance at June 30, 2018	17,502,225	$17,502	3,183,348	$318	$140,263,291	$(270,227,086)	$(129,945,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss from continuing operations	$(26,212,371)	$(101,321,877)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	409,822	651,248
Stock-based compensation	17,300	661,286
Amortization of debt discount	5,003,653	7,072,228
Modification of warrants	9,464,991	-
Penalty for non-payment of debenture	595,440	-
Change in fair value of derivative instruments	105,076	95,616,653
Loss on sale of receivables to factor	656,949	-
Gain on disposal of equipment under capital lease	-	(391,103)
Bargain purchase gain for hospitals and medical center	(250,000)	(7,732,302)
(Loss) income from discontinued operations	(653,860)	275,216
Changes in operating assets and liabilities:
Accounts receivable	(2,114,913)	(1,948,788)
Inventory	35,292	(39,689)
Prepaid expenses and other current assets	(33,353)	13,122
Security deposits	39,227	5,263
Accounts payable and checks issued in excess of bank balance	4,019,026	637,865
Accrued expenses	3,290,128	1,519,732
Income tax assets and liabilities	(45,000)	(3,362)
Net cash used in operating activities of continuing operations	(5,672,593)	(4,984,508)
Net cash provided by (used in) operating activities of discontinued operations	153,483	(772,478)
Net cash used in operating activities	(5,519,110)	(5,756,986)

Cash flows from investing activities:
Purchase of hospitals and medical center	(658,537)	(634,721)
Proceeds from the sale of equipment under capital lease	-	433,612
Purchase of property and equipment	(43,715)	-
Net cash used in investing activities of continuing operations	(702,252)	(201,109)
Net cash provided by investing activities of discontinued operations	-	800,000
Net cash (used in) provided by investing activities	(702,252)	598,891

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	9,099,126	3,100,000
Payments on related party note payable and advances	(1,510,000)	(2,500,000)
Proceeds from issuance of debentures	3,845,000	5,500,000
Payments on notes payable	(5,005,513)	(256,481)
Proceeds from receivables sold to factor	1,179,500	-
Receivables paid to factor	(818,381)	-
Payments on finance lease obligations	(143,926)	(668,366)
Net cash provided by financing activities of continuing operations	6,645,806	5,175,153
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	6,645,806	5,175,153

Net increase in cash	424,444	17,058

Cash at beginning of period	6,870	-

Cash at end of period	$431,314	$17,058

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

All share, per share and capital stock amounts as of and for the three and six months ended June 30, 2018 have been restated to give effect to the Reverse Stock Split.

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

The Reverse Stock Split provided sufficient authorized and unissued shares to allow for the Company’s outstanding and otherwise equity classified instruments to be classified in equity. As a result, the fair value of these instruments was evaluated for reclassification and, as a result, during the third quarter of 2018, the Company reclassified its derivative liabilities previously reported as a current liability to derivative income. On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of its Series K Convertible Preferred Stock (“Series K Preferred Stock”) to Alcimede LLC (“Alcimede”), a related party, as more fully discussed in Note 19. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Jamestown Regional Medical Center Medicare Agreement

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on October 21, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2019, and the results of its operations, change in stockholders’ deficit and cash flows for the three and six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 may not be indicative of results for the year ending December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassification

For the six months ended June 30, 2018, the Company has presented the proceeds from related party notes payable and advances that were previously netted against payments on related party notes payable and advances as a separate line item on the Statement of Cash Flows. This reclassification did not have an effect on total cash flow from financing activities for the six months ended June 30, 2018.

Comprehensive Loss

During the three and six months ended June 30, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at June 30, 2019 and December 31, 2018.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and six months ended June 30, 2019 and 2018.

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

Bad Debt and Contractual Allowances

Total gross revenues for Hospital and Clinical Laboratory Operations were reduced in the aggregate by approximately $2.3 million and $0.7 million for bad debt for the three months ended June 30, 2019 and 2018, respectively. After bad debt and contractual and related allowance adjustments to revenues of $31.4 million and $7.6 million, for the three months ended June 30, 2019 and 2018, respectively, we reported net revenues of $4.1 million and $3.3 million, respectively.

Total gross revenues for Hospital and Clinical Operations were reduced in the aggregate by approximately $3.9 million and $1.3 million for bad debt for the six months ended June 30, 2019 and 2018, respectively. After bad debt and contractual and related allowance adjustments to revenues of $64.8 million and $18.7 million, for the six months ended June 30, 2019 and 2018, respectively, we reported net revenues of $9.3 million and $4.9 million, respectively. We continue to review the provision for bad debt and contractual and related allowances.

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

The Company has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid-in-capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million of which $51 million of the deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature. A deemed dividend of $231.8 million was recorded for the year ended December 31, 2018 and a deemed dividend of $123.9 million was recorded during the six months ended June 30, 2019, as a result of down round provision features. See Note 11 for an additional discussion of derivative financial instruments.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share”, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of earnings (loss) per share for the three and six months ended June 30, 2019 and 2018.

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

The Company had a working capital deficit, an accumulated deficit and a stockholders’ deficit of $57.2 million, $565.8 million and $55.6 million, respectively, at June 30, 2019. In addition, the Company had a net loss of approximately $26.9 million and cash used in operating activities of $5.5 million for the six months ended June 30, 2019. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

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

Note 3 – Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing (i) loss available to common stockholders, by (ii) the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The loss per share for the three and six months ended June 30, 2019 and the six months ended June 30, 2018 excluded securities or other contracts to issue the Company’s common stock because the results were anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for each of the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income from continuing operations	$(13,279,576)	$45,464,498	$(26,212,371)	$(101,321,877)
Deduct change in fair value of derivative liabilities to the extent effect is dilutive for diluted calculation	-	(44,091,731)	-	-
Amortize discounts associated with conversion of dilutive convertible debentures for diluted calculation	-	(7,354,747)	-	-
Adjusted net loss from continuing operations	(13,279,576)	(5,981,980)	(26,212,371)	(101,321,877)
Net (loss) income from discontinued operations	(145,251)	(146,577)	(653,860)	275,216
Deemed dividends	-	-	(123,861,587)	-
Net loss to common shareholders	$(13,424,827)	$(6,128,557)	$(150,727,818)	$(101,046,661)
Denominator:
Weighted average number of common shares outstanding during the period:
Basic	5,289,645,114	1,620,332	3,357,860,127	1,035,358
Common stock equivalents:
Warrants	-	17,475,725	-	-
Convertible preferred stock	-	1,892,915	-	-
Convertible debentures	-	2,811,240	-	-
Diluted	5,289,645,114	23,800,212	3,357,860,127	1,035,358
Net (loss) income per common share- continuing operations:
Basic	$(0.00)	$28.06	$(0.01)	$(97.86)
Diluted	$(0.00)	$(0.27)	$(0.01)	$(97.86)
Net (loss) income per common share- discontinued operations:
Basic	$(0.00)	$(0.09)	$(0.00)	$0.27
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.27
Total per share net (loss) income to common stockholders:
Basic	$(0.00)	$27.97	$(0.04)	$(97.60)
Diluted	$(0.00)	$(0.28)	$(0.04)	$(97.60)

Diluted loss per share as reflected in the table above excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2019 and 2018, the following table sets forth the computation of the following potential common stock equivalents excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Warrants	634,525,355,377	63,414,862
Convertible preferred stock	85,291,785,590	7,684,231
Convertible debentures	30,570,395,193	3,476,470
Stock options	77	77
	750,387,536,237	74,575,640

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 12 and 13). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the outstanding common stock and potential common stock equivalents totaled 759.0 billion at December 5, 2019. See Notes 13 and 19 regarding a discussion of the Company’s common stock and potential common stock equivalents.

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable - Clinical Laboratory Operations	$272,369	$622,009
Accounts receivable - Hospital Operations	40,295,551	31,607,644
Accounts receivable- Other	(14,141)	-
Total accounts receivable	40,553,779	32,229,653
Less:
Amount purchased by factor	(1,017,769)	-
Allowance for discounts - Clinical Laboratory Operations	(236,898)	(573,584)
Allowance for discounts - Hospital Operations	(31,998,359)	(25,066,799)
Allowance for bad debts	(2,392,159)	(2,777,521)
Accounts receivable, net	$4,908,594	$3,811,749

For the three months ended June 30, 2019 and 2018, bad debt expense was $2.3 million and $0.7 million, respectively. For the six months ended June 30, 2019 and 2018, bad debt expense was $3.9 million and $1.3 million, respectively.

Accounts Receivable Factoring Arrangements

During the six months ended June 30, 2019, the Company entered into three accounts receivable factoring arrangements. Under the terms of the arrangements, the aggregate amount of accounts receivable sold on a non-recourse basis, was $1.8 million. The aggregate purchase price paid to the Company was $0.8 million, the total origination and other fees incurred by the Company were $0.1 million and the Company recorded a loss on sale of the receivables of $0.7 million. As of June 30, 2019, $1.0 million of the outstanding accounts receivable were purchased but not yet paid to the factor. Subsequent to June 30, 2019, the Company entered into two additional factoring arrangements as more fully discussed in Note 19.

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

The following table shows the allocation of the purchase price of Jamestown Regional Medical Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$635,096
Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$375
Inventories	450,682
Prepaids and deposits	310,385
Property and equipment	7,129,484
Intangible assets	504,806
Accrued expenses	(193,966)
Net tangible and intangible assets acquired	8,201,766
Gain on bargain purchase (1)	$7,566,670

(1)	Gain was adjusted in the fourth quarter of 2018 from $7,732,302 to $7,566,670 to reflect an adjustment of the value of the property and equipment acquired.

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

The purchase price was $658,537. This purchase price was made available by Mr. Diamantis, a director of the Company. The total cost of the acquisition is estimated to be $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs were fully expensed in 2019.

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

The following table shows the preliminary allocation of the purchase price of Jellico Community Hospital and CarePlus Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$658,537
Tangible and intangible assets acquired, and liabilities assumed at estimated fair value:
Inventories	$317,427
Property and equipment	500,000
Intangible asset- certificate of need	250,000
Accrued expenses	(158,890)
Net tangible and intangible assets acquired	908,537
Gain on bargain purchase	$250,000

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net revenue	$8,387,086	$10,969,459	$17,221,565
Net income (loss) from continuing operations	43,380,783	(26,409,730)	(104,817,250)
Deemed dividend from trigger of down round provision feature	—	(123,861,587)	—
Net (loss) income from discontinued operations	(146,577)	(653,860)	275,216
Net income (loss) to common shareholders - basic	$43,234,206	$(150,925,177)	$(104,542,034)
Adjustments for diluted loss to common shareholders	(51,446,478)	—	—
Net loss to common shareholders - diluted	$(8,212,272)	$(150,925,177)	$(104,542,034)

Net income (loss) per common share:
Basic continuing operations	$26.77	$(0.01)	$(101.24)
Diluted continuing operations	$(0.34)	$(0.01)	$(101.24)
Basic net income (loss) to common shareholders	$26.68	$(0.04)	$(100.97)
Diluted net income (loss) to common shareholders	$(0.35)	$(0.04)	$(100.97)

Note 6 – Accrued Expenses

Accrued expenses at June 30, 2019 (unaudited) and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Commissions payable	$19,113	$19,113
Sales tax payable	8,009	8,016
Accrued payroll and related liabilities	6,062,217	3,400,052
Accrued property tax	24,849	47,396
Accrued interest	6,346,161	5,464,837
Other accrued expenses	1,699,950	1,771,867
Accrued expenses	$14,160,299	$10,711,281

Accrued expenses at June 30, 2019 and December 31, 2018 include $4.9 million of interest due under the terms of a settlement agreement for a prepaid forward purchase contract related to an accounts receivable financing as more fully discussed in Note 7 and $1.0 million and $0.4 million, respectively, of accrued interest due to Mr. Diamantis related to loans made by Mr. Diamantis to the Company as more fully discussed in Note 7.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2019 (unaudited) and December 31, 2018, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30, 2019	December 31, 2018
Loan payable under prepaid forward purchase contract (1)	$-	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,741,893	1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Prinicpal and interest payments due annually from July 12, 2015 through July 12, 2017	336,099	341,612

	2,077,992	7,083,505
Less current portion	(2,077,992)	(7,083,505)
Notes payable - third parties, net of current portion	$-	$-

(1)	The loan payable under prepaid forward purchase contract has been partially settled during the six months ended June 2019 as more fully discussed below under the heading “Notes Payable –Related Party”.

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

Notes Payable – Related Party

	June 30, 2019	December 31, 2018

Loan payable to Christopher Diamantis	$8,389,126	$800,000

Total notes payable, related party	8,389,126	800,000

Less current portion of notes payable, related party	(8,389,126)	(800,000)
Total notes payable, related party, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference. Christopher Diamantes, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment (the “Amendment”) to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105, of which $5,000,000 is included in the balance of loans payable to Mr. Diamantis in the table above and $4,937,105 is included on the Balance Sheets in Accrued Expenses at June 30, 2019.

During the six months ended June 30, 2019, in addition to the $5.0 million that Mr. Diamantis loaned the Company in connection with the settlement of the prepaid forward purchase contract discussed above, Mr. Diamantis advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital as more fully discussed in Note 5; $0.3 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and $3.1 million for working capital purposes. During the three and six months ended June 30, 2019, we accrued interest of $0.6 million and $0.7 million, respectively, on the advances from Mr. Diamantis. During the six months ended June 30, 2019, we repaid $1.5 million of advances from Mr. Diamantis. Interest accrues on advances from Mr. Diamantis at a flat rate of 10%. Therefore, the total amount of loans and accrued interest payable to Mr. Diamantis at June 30, 2019, were $8.4 million and $1.0 million, respectively. See Note 19 for the discussion of additional advances/repayments made to/from Mr. Diamantis and the Company subsequent to June 30, 2019.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of June 30, 2019 (unaudited), and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Debentures	$23,575,240	$19,034,800
Discount on Debentures	(1,351,215)	(6,247,469)
Deferred financing fees	(3,616)	(11,015)
	22,220,409	12,776,316
Less current portion	(22,220,409)	(12,776,316)
Debentures, long-term	$-	$-

Payment on all outstanding debentures of $23.6 million at June 30, 2019 is due in 2019. As of June 30, 2019, $2.0 million of the outstanding debentures were not paid as of March 21, 2019, the maturity date. The Company has accrued penalties and interest in connection with this non-payment in the amount of $0.7 million as of June 30, 2019. See Note 19 for a discussion of additional outstanding debentures that were not paid as of September 19, 2019, the maturity date.

Debentures Issued in the Six Months Ended June 30, 2019

The Company issued debentures on February 24, 2019 in the aggregate principal amount of $300,000 and on March 27, 2019 in the aggregate principal amount of $300,000. Both of these debentures were guaranteed by Mr. Diamantis and were originally due on June 3, 2019. The maturity dates of these debentures were extended to December 31, 2019 and the terms were changed so that commencing on August 17, 2019 the debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law.

The Company issued debentures on May 12, 2019 in the aggregate principal amount of $500,000. These debentures were guaranteed by Mr. Diamantis and were due on June 3, 2019. In addition, the Company issued debentures on June 5, 2019 in the aggregate principal amount of $125,000 and on June 7, 2019 in the aggregate principal amount of $200,000. These debentures were also guaranteed by Mr. Diamantis and were due on July 20, 2019. The maturity dates of these debentures were extended to December 31, 2019 and the terms were changed so that commencing on August 17, 2019 the debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law.

On June 13, 2019, the Company closed an offering of $1,250,000 aggregate principal amount of debentures with certain existing institutional investors pursuant to the terms of a Bridge Debenture Agreement, dated as of June 13, 2019 (the “June 13 Agreement”) and received proceeds of $1,250,000. The June 13 Agreement provided that on or prior to June 30, 2019, at the mutual election of the Company and the investors, the investors could purchase an additional $1,250,000 principal amount on the same terms and conditions as provided in the June 13 Agreement. Under the June 13 Agreement, the maturity date of the debentures issued on February 24, 2019, March 27, 2019, May 12, 2019, June 5, 2019 and June 7, 2019 were extended to December 31, 2019 and the terms were changed such that they have the same interest terms as contained in the June 13, 2019 debentures, as more fully discussed below.

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

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, the “June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Purchase Agreement, dated as of August 31, 2017, which is more fully described in Note 9. At the Company’s option, the June 2019 Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the June 2019 Debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

In addition to the debentures issued in the six months ended June 30, 2019, during the years ending December 31, 2017 and 2018, the Company issued convertible debentures, which are more fully described in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. Certain of these convertible debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

The debentures issued during the six months ended June 30, 2019 and 2018, were issued at discounts of $0.1 million and $1.3 million, respectively, and accordingly, the Company realized a total of $3.8 million and $5.5 million, respectively, in proceeds from the issuances of the debentures. At June 30, 2019, the unamortized discounts were $1.4 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the six months ended June 30, 2019 and 2018, the Company recorded approximately $14.5 million and approximately $7.1 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. The expense for the six months ended June 30, 2019 includes $9.5 million of expense due to the modifications of warrants during the period. The modifications are more fully discussed in Notes 11 and 13.

See Note 13 for summarized information related to warrants issued and the activity during the six months ended June 30, 2019.

See Notes 3, 13 and 19 for a discussion of the dilutive effect of the outstanding convertible preferred stock, debentures and warrants as of June 30, 2019.

Note 9 – Related Party Transactions

Alcimede billed $0.1 million and $0.1 million for consulting fees for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

See Notes 5, 7 and 19 for a discussion of amounts advanced to the Company by Mr. Diamantis.

The terms of the foregoing transactions, including those discussed in Notes 5, 7, 12 and 19, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Finance and Operating Lease Obligations

As more fully discussed in Note 1, we adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach.

Generally, we use our estimated weighted average cost of capital at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at June 30, 2019:

	Balance Sheet Classification	June 30, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$380,769
Finance leases	Property and equipment, net	618,282
Total lease assets		$999,051

Liabilities:
Current:
Operating leases	Right-of-use operating lease assets	$166,804
Finance leases	Current liabilities	589,541
Noncurrent:
Operating leases	Right-of-use operating lease obligations	213,965
Finance leases	Long-term debt	28,741

Total lease liabilities		$999,051

Weighted-average remaining term:
Operating leases		2.23 years
Finance leases		0.23 years
Weighted-average discount rate:
Operating leases (1)		13.0%
Finance leases		5.122%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$9,290	$(45,069)
Interest on lease liabilities	1,155	5,100
Operating leases:
Short-term lease expense (2)	99,927	187,401
Total lease expense	$110,372	$147,432

(1)	The depreciation for the six months ended June 30, 2019 has been adjusted for depreciation recorded in the prior year.
(2)	Expenses are included in general and administrative expenses in our condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the six months ended June 30, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$169,109
Operating cash flows for finance leases	$5,100
Financing cash flows for finance leases payments	$143,926

Aggregate future minimum rentals under right-to-use operating and finance leases are as follows:

	Right-to-Use Operating Leases	Finance Leases
July 1, 2019 to June 30, 2020	$171,425	$604,080
July 1, 2020 to June 30, 2021	134,776	32,611
July 1, 2021 to June 30, 2022	110,062	-
July 1, 2022 to June 30, 2023	29,247	-
July 1, 2023 to June 30, 2024	2,437	-
Total	447,947	636,691

Less interest	(67,178)	(18,409)
Present value of minimum lease payments	380,769	618,282

Less current portion of lease obligations	(166,804)	(589,541)
Lease obligations, net of current portion	$213,965	$28,741

As of June 30, 2019, the Company is in default of substantially all its finance lease obligations, therefore the aggregate future minimum rentals and accrued interest under finance leases in the amount of $0.6 million are deemed to be immediately due.

Note 11 – Derivative Financial Instruments and Fair Value

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Embedded conversion options	$-	$-	$350,260	$350,260
Total	$-	$-	$350,260	$350,260

As of June 30, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of June 30, 2019 and December 31, 2018, for embedded conversion options valued at $455,336 and $350,260, respectively. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2019:

Balance at December 31, 2018	$350,260
Change in fair value of debentures	105,076
Balance at June 30, 2019	$455,336

During the six months ended June 30, 2019, the conversion of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 2.4% to 2.6% and volatility ranging from 189.5% to 273.1% and weighted average life of 0.3 to 3.2 years. The incremental value of $123.9 million was recorded as a deemed dividend for the six months ended June 30, 2019. Deemed dividends are also discussed in Notes 1 and 3.

During the three and six months ended June 30, 2019, the Company recorded interest expense of $5.4 million and $9.5 million, respectively, which represented the fair value of the modification of warrants during the periods as more fully discussed in Note 13. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification terms and related assumptions of risk free rates ranging from 2.44% to 2.46%, volatility ranging from 182.9% to 204.4% and weighted average remaining lives of .24 years to .36 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.23% to 2.49%, volatility ranging from 198.3% to 259.4% and weighted average remaining lives of .48 years to 2.89 years, the changes in the fair value of the warrant instruments as a result of the modifications were estimated.

For the three and six months ended June 30, 2018, the Company realized income of $44.2 million and a loss of $95.6 million, respectively, on instruments valued using Level 3 valuations. The income in the three months ended June 30, 2018 was primarily due to the decrease in the spread between the price of our common stock and the exercise/conversion prices of the derivatives from March 31, 2018 to June 30, 2018. The loss in the six months ended June 30, 2018 resulted primarily from the significant reduction in the exercise prices of outstanding warrants as a result of the down round provisions. The Company utilized the following methods to value its derivative liabilities for the three and six months ended June 30, 2018: (i) for embedded conversion options valued at $507,438, the Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; (ii) for warrants valued at $102.4 million, the Company determined the fair value by using a binomial model and Monte Carlo simulations; and (iii) for warrants valued at $12,999 and embedded conversion options valued at $56,803, the Company determined the fair value using the Black-Scholes option pricing model. In addition, the Company valued the modification in the term of the March 2017 Series B Warrants at $256,417 using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

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

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding. The Series K Preferred Stock is more fully described in Note 19.

Note 12 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 13. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of a newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstances in shares of common stock at the redemption prices set forth in the Certificate of Designation.

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures, or no September Debentures at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company.

The Company’s board of directors has designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock has a stated value of $1,000. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-2 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-2 Preferred Stock in cash or in certain circumstances in shares of common stock at the redemption prices set forth in the Certificate of Designation.

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders exchanged an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. In 2018, the holder converted 1,286.141 shares of Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock and during the six months ended June 30, 2019, the holder converted 769.2276 shares of Series I-2 Preferred Stock into 5,760,754,118 shares of the Company’s common stock.

See Notes 3 and 19 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of June 30, 2019 and December 5, 2019, respectively.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As June 30, 2019, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock and 250,000 shares of its Series J Convertible Preferred Stock.

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

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. From and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. No dividends have been declared by the board as of June 30, 2019.

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement, as more fully described in Note 19.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $0.0001 per share.

The Company had 6,008,936,775 and 128,567,273 shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company:

●	Issued 119,615,384 shares of common stock upon exercise of 755,000,000 warrants, on a cashless basis; and

●	Issued 5,760,754,118 shares of common stock upon the conversion of 769.2276 shares of its Series I-2 Preferred Stock;

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 364 shares of restricted common stock of the Company. The grants fully vested on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director on the vesting date. During the six months ended June 30, 2019, 122 shares of the restricted stock were forfeited by their terms and returned to treasury.

During the six months ended June 30, 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board of Directors. The grants fully vested immediately. During the six months ended June 30, 2018, the Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

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

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Series K Preferred Stock is more fully described in Note 19. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares. These potentially dilutive shares are presented in Note 19.

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the six months ended June 30, 2019:

Stock Options

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2018	77	$1,036,375	7.33
Granted	-
Expired	-
Forfeited	-
Outstanding at June 30, 2019	77	$1,036,375	6.75
Exercisable at June 30, 2019	68	$1,152,616

The Company recognized stock option expense of approximately $17,300 and $48,393 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the weighted average remaining contractual life was 6.75 years for options outstanding and exercisable. The intrinsic value of options exercisable at June 30, 2019 was $0. As of June 30, 2019, the remaining compensation expense of approximately $17,300 will be amortized over the remaining vesting period, which is approximately six months.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the six months ended June 30, 2019, the number of shares issuable pursuant to outstanding warrants increased by 582 billion as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures as more fully discussed in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K. The number of shares issued and issuable as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices.

The following summarizes the information related to warrants issued and the activity during the six months ended June 30, 2019:

	Number of shares issuable pursuant to warrants	Weighted average exercise price
Balance at December 31, 2018	53,130,510,439	$0.00172
Increase during the period as a result of down round provisions	582,209,844,938
Shares issued pursuant to Warrants exercised during the period	(755,000,000)	$0.00034
Balance at June 30, 2019	634,585,355,377	$0.00014

On March 27, 2019, the expiration dates of certain warrants issued in March 2017 and September 2017 with convertible debentures, referred to as the March 2017 Series B Warrants and the September 2017 Series B Warrants, were extended from June 2019 to September 2019. On May 12, 2019, the expiration date of these warrants was further extended to March 31, 2022. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification terms and related assumptions, and the post-modification terms and related assumptions, the Company determined that the change in fair value of the warrants as a result of the March 27th modification was $4.1 million and the May 12th modification was $5.4 million. Accordingly, the Company recorded the modification value of $5.4 and $9.5 million as interest expense in the three and six months ended June 30, 2019, respectively. See Note 11 for the assumptions used in the Black Scholes valuation model.

See Note 19 for a discussion of the dilutive effect of the outstanding warrants as of December 5, 2019.

Note 14 – Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$-	$18,894
Cash paid for income taxes	$45,000	$-

Acquisition of Jellico Community Hospital:
Cash	$-	$375
Inventory	-	450,682
Prepaid expenses and other current assets	-	310,385
Property and equipment	-	7,347,467
Intangible assets	-	452,455
Accrued expenses	-	193,966

Acquisition of Jamestown Regional Medical Center:
Inventory	$317,427	$-
Property and equipment	500,000	-
Intangible assets	250,000	-
Accrued expenses	158,890	-

Non-cash investing and financing activities:
Conversion of Series I-2 preferred stock into common stock	904,973	-
Debentures converted into common stock	-	7,093,763
Common stock issued in cashless exercise of warrants	11,961	3,957,766
Exchange of debentures for Series I-2 preferred stock	-	1,384,566
Conversions of Series H preferred stock into common stock	-	200,000
Original issue discount of debentures	100,000	1,310,000
Deemed dividend for trigger of of down round provision features	123,861,547	-

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against Cigna Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. Both cases are in the early stages.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company has made payments to reduce the amount owed to approximately $443,000, and entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. As of July 2019, the remaining estimated balance of $390,000 was not paid in a lump sum. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of approximately $0.5 million remained outstanding to the DOR at June 30, 2019.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 10). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at June 30, 2019 was $0.3 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at June 30, 2019.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended June 30, 2019. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses at June 30, 2019. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc., in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. This suit is in the early stages.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $106,000. This case is in the early stages.

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

Note 16– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center, Big South Fork Medical Center and Jellico Community Hospital and CarePlus Center.
●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of June 30, 2019. The accounting policies of the reportable segments are the same as those described in Note 1.

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues - External
Hospital Operations	$4,055,774	$3,177,481	$9,161,039	$4,733,556
Clinical Laboratory Operations	5,415	114,736	90,800	160,321
	$4,061,189	$3,292,217	$9,251,839	$4,893,877
(Loss) income from continuing operations before income taxes:
Hospital Operations	$(4,002,213)	$(1,231,764)	$(7,177,320)	$(2,704,363)
Clinical Laboratory Operations	(180,028)	(462,271)	(405,558)	(1,218,354)
Corporate	(914,074)	(699,350)	(1,986,909)	(2,182,691)
Other income (expense), net	(8,183,261)	47,857,883	(16,642,584)	(95,216,393)
	$(13,279,576)	$45,464,498	$(26,212,371)	$(101,321,801)
Depreciation and amortization
Hospital Operations	$176,371	$99,991	$350,147	$137,717
Clinical Laboratory Operations	9,683	217,495	59,345	512,969
Corporate	182	248	330	562
	$186,236	$317,734	$409,822	$651,248
Capital expenditures
Hospital Operations	$1,398	$-	$43,715	$-
Clinical Laboratory Operations	-	-	-	-
	$1,398	$-	$43,715	$-

	As of
	June 30, 2019	December 31, 2018
Total assets
Hospital Operations	$16,257,398	$13,568,933
Clinical Laboratory Operations	425,167	271,426
Corporate	2,687,282	2,707,416
Assets of AMSG and HTS classified as held for sale	318,854	152,171
Eliminations	(2,760,506)	(2,500,646)
	$16,928,195	$14,199,300

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

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	June 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$220	$4,471
Accounts receivable, net	27,321	6,838
Prepaid expenses and other current assets	-	25,477
Current assets classified as held for sale	$27,541	$36,786

Accounts payable (includes related parties)	$533,856	$532,858
Accrued expenses	478,119	418,932
Current portion of notes payable	270,737	278,836
Current liabilities classified as held for sale	$1,282,712	$1,230,626

Non-current liabilities classified as held for sale	$-	$-

HTS Assets and Liabilities:

	June 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$5,149	$2,523
Accounts receivable, net	266,585	90,743
Prepaid expenses and other current assets	6,867	10,300
Current assets classified as held for sale	$278,601	$103,566

Property and equipment, net	$6,683	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$12,712	$11,819

Accounts payable (includes related parties)	$649,009	$546,969
Accrued expenses	686,291	520,251
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,335,300	$1,067,220

Total Discontinued Assets and Liabilities:

	June 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$5,369	$6,994
Accounts receivable, net	293,906	97,581
Prepaid expenses and other current assets	6,867	35,777
Current assets classified as held for sale	$306,142	$140,352

Property and equipment, net	$6,683	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$12,712	$11,819

Accounts payable (includes related parties)	$1,182,865	$1,079,827
Accrued expenses	1,164,410	939,183
Current portion of notes payable	270,737	278,836
Current liabilities classified as held for sale	$2,618,012	$2,297,846

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 consisted of the following:

AMSG Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$25,500	$45,156
Cost of services	7,105	6,075
Gross profit	18,395	39,080
Operating expenses	74,008	94,683
Other expense (income)	3,002	(13,313)
Provision for income taxes	-	-
Loss from discontinued operations	$(58,615)	$(42,290)

HTS Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$351,380	$441,458
Cost of services	31,304	31,665
Gross profit	320,076	409,793
Operating expenses	406,712	510,589
Other expense	-	3,491
Provision for income taxes	-	-
Loss from discontinued operations	$(86,636)	$(104,287)

Consolidated Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$376,880	$486,614
Cost of services	38,409	37,740
Gross profit	338,471	448,874
Operating expenses	480,720	605,272
Other expense (income)	3,002	(9,821)
Provision for income taxes	-	-
Loss from discontinued operations	$(145,251)	$(146,577)

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 consisted of the following:

AMSG (Loss) Income from Discontinued Operations:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$48,482	$78,841
Cost of services	23,760	22,214
Gross profit	24,722	56,627
Operating expenses	176,618	270,885
Other expense (income)	28,962	(813,510)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(180,858)	$599,252

HTS Loss from Discontinued Operations:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$471,469	$791,971
Cost of services	63,494	65,883
Gross profit	407,975	726,088
Operating expenses	880,977	1,044,155
Other expense	-	5,969
Provision for income taxes	-	-
Loss from discontinued operations	$(473,002)	$(324,036)

Consolidated (Loss) Income from Discontinued Operations:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$519,951	$870,812
Cost of services	87,254	88,097
Gross profit	432,697	782,715
Operating expenses	1,057,595	1,315,040
Other expense (income)	28,962	(807,541)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(653,860)	$275,216

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

Note 19 – Subsequent Events

Accounts Receivable Financing (Prepaid Forward Purchase Contract) and Loans From Mr. Diamantis

Subsequent to June 30, 2019, Mr. Diamantis advanced the Company $4.9 million, which was used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing, as more fully discussed in Note 7. In addition Mr. Diamantis loaned the Company $2.4 million, of which $1.6 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract and the remainder was used for working capital purposes. Subsequent to June 30, 2019, and through October 31, 2019, the Company incurred interest of $0.7 million on the loans from Mr. Diamantis and the Company repaid Mr. Diamantis $0.8 million, which was from the proceeds of a promissory note issued on September 27, 2019 as more fully discussed below.

Issuance of Common Stock

Subsequent to June 30, 2019 and through December 5, 2019, the Company issued an aggregate of 3,090,000,000 shares of common stock for conversions of preferred stock. The following table presents the dilutive effect of our various potential common shares as of December 5, 2019.

December 5, 2019
Common shares outstanding	9,098,936,775
Dilutive potential shares:
Stock options	77
Warrants	634,525,355,377
Convertible debt	30,634,784,339
Convertible preferred stock	84,701,785,590
Total dilutive potential common shares, including outstanding common stock	758,960,862,158

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding. Following is a summary of certain terms of the Series K Preferred Stock:

General. The Company’s Board of Directors has designated 250,000 shares of the 5,000,000 authorized shares of preferred stock as the Series K Preferred Stock. Each share of the Series K Preferred Stock has a stated value of $1.00.

Voting Rights. Each holder of the Series K Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. With respect to a vote of stockholders to approve either or both a reverse stock split of the Company’s common stock (and any reduction in the authorized shares) and an increase in the authorized shares of common stock from 10 billion shares to up to 12.5 billion shares, no later than December 31, 2019 only, each share of the Series K Preferred Stock shall be entitled to the whole number of votes equal to 40,000 shares of common stock. With respect to all other matters, and from and after December 31, 2019, each share of the Series K Preferred Stock shall be entitled to the whole number of votes equal to the number of shares of common stock into which it is then convertible. The Series K Preferred Stock shall vote with the common stock as if they were a single class of securities.

Dividends. Holders of the Series K Preferred Stock shall be entitled to receive dividends on shares of the Series K Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if dividends are paid on shares of common stock.

Rank. The Series K Preferred Stock ranks with respect to dividends or a liquidation, (i) on parity with the common stock, the Company’s Series G Convertible Preferred Stock and the Company’s Series H Convertible Preferred Stock, (ii) senior to the Company’s Series F Convertible Preferred Stock, and (iii) junior to the Company’s Series I-1 Convertible Preferred Stock and the Company’s Series 1-2 Convertible Preferred Stock.

Conversion. Each share of the Series K Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Preferred Stock plus any accrued and unpaid dividends thereon, by the conversion price. The conversion price is equal to the average closing price of the common stock on the 10 trading days immediately prior to the conversion date.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series K Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series K Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon for each share of the Series K Preferred Stock before any distribution or payment shall be made on any junior securities.

Redemption. At any time the Company shall have the right to redeem all, or any part, of the Series K Preferred Stock then outstanding. The Series K Preferred Stock subject to redemption shall be redeemed by the Company in cash in an amount equal to the stated value of the shares of the Series K Preferred Stock being redeemed plus all accrued and unpaid dividends.

Accounts Receivable Factoring Arrangements

In addition to the accounts receivable factoring arrangement discussed in Note 4, subsequent to June 30, 2019 and through September 30, 2019, the Company entered into two additional accounts receivable factoring arrangements. Under the terms of the two agreements, the aggregate amount of accounts receivable sold on a non-recourse basis, was $2.0 million. The aggregate purchase price paid to the Company was $1.4 million and the total origination and other fees incurred by the Company were $61,205. As of October 31, 2019, an aggregate of $1.3 million was purchased but not yet paid to the factors under all factoring arrangements.

Promissory Note

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which is net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and has not yet been made and the remaining $0.9 million is due on December 26, 2019. The note does not bear interest except upon the occurrence of an event of default (as defined in the note). The note is unsecured and is guaranteed by Mr. Diamantis.

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

COMPANY OVERVIEW

Our Services

We have operated in two business segments: Hospital Operations and Clinical Laboratory Operations.

Our Hospital Operations represented approximately 99.9% and 99.0% of our revenues for the three and six months ended June 30 2019, respectively. Our Hospital Operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals. Our clinical laboratory operations outside of our hospitals are now minimal and the Company is actively discussing the disposal of the laboratory operations outside of the hospital locations. There can be no guarantee that any discussions will lead to a successful sale.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers, when operating, a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The Company suspended operations of the hospital in June 2019 but is currently planning the reopening of the hospital. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center.

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

Our Hospital Operations generated revenues of approximately $4.1 million and $3.2 million during the three months ended June 30, 2019 and 2018, respectively, and approximately $9.2 million and $4.7 million during the six months ended June 30, 2019 and 2018, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Our Clinical Laboratory Operations generated approximately $5,415 and $0.1 million of our revenues for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.2 million of our revenues for the six months ended June 30, 2019 and 2018, respectively.

Departure of Director

On December 11 2019 Dr. Kamran Ajami resigned as a director of the Company. In submitting his resignation, Dr. Ajami did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dr. Ajami had served as a director since April 9, 2017.

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

Outlook

We believe that the addition of our Hospital Operations to our business model offers a more predictable and stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment. To date, our focus is on rural hospitals, which provide a much-needed service to their local communities. These hospitals reduce our reliance on commission based sales employees to generate sales. Our hospitals, CarePlus center and a doctor’s office practice are in the same general geographic location, which has created numerous efficiencies in purchasing, staffing and provision of needed services to the local communities. We are confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The Company is focusing on centralizing certain functions like ordering of supplies, revenue cycle management and financial management of the acquired facilities and is planning to share certain services that one facility alone could not sustain. Management believes that these actions when complete will enable the operations to be profitable and cash flow positive.

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

We believe that our ability to grow our Clinical Laboratory Operations revenues inside our Hospital Operations and return this division to profitability is dependent on our ability to secure additional “in-network” contracts with insurance companies and other third-party payers, which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third-party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has accelerated during the past several years. However, we do anticipate that significant new opportunities to become credentialed with certain large third-party payers will arise in 2020 and 2021, which would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we perform will be reimbursable.

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

Our net loss from continuing operations for the three months ended June 30, 2019 was $13.3 million, as compared to net income of $45.5 million for the same period of a year ago. The change was due to an increase in the loss from continuing operations before other income (expense) and income taxes of $2.7 million and an increase in interest expense of $3.4 million in the three months ended June 30, 2019 compared to the 2018 period, income from the change in fair value of derivative instruments in the 2018 period of $44.2 million and a gain on bargain purchase of Jamestown Regional Medical Center of $7.7 million in the 2018 period. Our net loss from continuing operations for the six months ended June 30, 2019 was $26.2 million as compared to a net loss of $101.3 million for the same period a year ago. The change was due to an increase in the loss from continuing operations before other income (expense) and income taxes of $3.5 million, an increase in interest expense of $7.8 million, a reduction in the gain on bargain purchase of $7.5 million and a reduction in the loss from change in fair value of derivative instruments of $95.5 million in the six months ended June 30, 2019 as compared to the 2018 period.

Comparison for the three months ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2019 and 2018 (unaudited):

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
Net revenues	$4,061,189	100.0%	$3,292,217	100.0%
Operating expenses:
Direct costs of revenue	4,680,333	115.2%	2,369,813	72.0%
General and administrative expenses	4,290,935	105.7%	2,998,055	91.1%
Depreciation and amortization	186,236	4.6%	317,734	9.7%
Loss from continuing operations before other income (expense) and income taxes	(5,096,315)	-125.5%	(2,393,385)	-72.7%
Interest expense	(7,871,798)	-193.8%	(4,446,090)	-135.0%
Other income (expense)	(311,463)	-7.7%	409,092	12.4%
Gain on Bargain Purchase	-	0.0%	7,732,302	234.9%
Change in fair value of derivative instruments	-	0.0%	44,162,579	1341.4%
Provision for income taxes	-	0.0%	-	0.0%
Net (loss) income from continuing operations	$(13,279,576)	-327.0%	$45,464,498	1381.0%

Net Revenues

Consolidated net revenues were $4.1 million for the three months ended June 30, 2019, as compared to $3.3 million for the three months ended June 30, 2018, an increase of $0.8 million. The increase in net revenues was due to $2.1 million in revenue from Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. Partially reducing hospital net revenue in the three months ended June 30, 2019 as compared to the 2018 period was a reduction in net revenue from our Big South Fork Medical Center of $0.9 million and a reduction of net revenue from Jamestown Regional Medical Center of $0.4 million. The increase in Hospital Operations revenue was offset by an approximately $85,385 decrease in Clinical Laboratory Operations revenue for the 2019 period compared to the 2018 period. Net revenue for the three months ended June 30, 2019 and 2018, include bad debt expense elimination of $2.3 million and $0.7 million, respectively, for doubtful accounts and $29.1 million and $6.9 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Cost of Revenue

Direct costs of revenue increased by $2.3 million compared to the three months ended June 30, 2018. The increase was related to the Hospitals Operations. As a percentage of net revenue, direct costs increased to 115.2% in the three months ended June 30, 2019 as compared to 72.0% in the comparable period. We attribute the increase primarily to the Company’s decision to suspend operations at Jamestown Regional Medical Center in the second quarter of 2019 following the termination of the Medicare program. On June 10, 2019, the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 43.1%, in the three months ended June 30, 2019 compared to the same period a year ago. The increase was primarily due to a $1.2 million increase in our Hospital Operations’ general and administrative expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2019 as compared to $0.3 million for the same period a year ago. The decrease was due to fully depreciating certain assets in 2018.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Loss from continuing operations before other income (expense) and income taxes increased by $2.7 million for the three months ended June 30, 2019 as compared to same period a year ago. We attribute the increase primarily to the results from our Hospital Operations.

Other Income (Expense)

Other expense was $0.3 million for the three months ended June 30, 2019, compared to other income of $0.4 million for the same period a year ago. The expense in the three months ended June 30, 2019 was due to the loss on sale of receivables under a factoring arrangement. The income in the three months ended June 30, 2018 was due primarily to a gain on the disposal of assets under finance leases.

Gain on Bargain Purchase

The gain on bargain purchase of $7.7 million for the three months ended June 30, 2018 resulted primarily from real property of Jamestown Regional Medical Center, which was acquired on June 1, 2018.

Change in Fair Value of Derivative Instruments

The change in the fair value of derivative instruments of $44.2 million for the three months ended June 30, 2018 was primarily due to the decrease in the spread between the price of our common stock and the exercise/conversion prices of the derivatives from March 31, 2018 and June 30, 2018. We did not incur a change in fair value of derivative instruments in the 2019 period.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $7.9 million, as compared to $4.4 million for the three months ended June 30, 2018. Interest expense for the three months ended June 30, 2019 includes $0.6 million for interest on loans from a member of our board of directors, $1.5 million for the amortization of debt discount and deferred financing costs related to debentures and $5.4 million in interest expense associated with the modification of warrants. Interest expense for the three months ended June 30, 2018 included $2.5 million for the amortization of debt discount and deferred financing costs related to convertible debentures and warrants and $2.0 million for notes payable and finance lease obligations.

Net Loss/Income From Continuing Operations

Our net loss from continuing operations was $13.3 million for the three months ended June 30, 2019, as compared to net income of $45.5 million for the three months ended June 30, 2018. The loss for the three months ended June 30, 2019 was due primarily to the loss from continuing operations before other income (expense) and income taxes of $5.1 million and interest expense of $7.9 million. The income for the three months ended June 30, 2018 was due primarily to the change in value of our derivative instruments of $44.2 million. Also contributing to the income in the 2018 versus the loss in the 2019 period was a $7.7 million bargain purchase gain related to the Jamestown Regional Medical Center acquisition on June 1, 2018.

The following table presents key financial metrics for our Hospital Operations segment:

	Three Months Ended June 30,
	2019	2018	Change	%
Hospital Operations
Net revenues	$4,055,774	$3,177,481	$878,293	27.6%
Operating expenses:
Direct costs of revenue	4,680,333	2,349,203	2,331,130	-99.2%
General and administrative expenses	3,201,283	1,960,051	1,241,232	-63.3%
Depreciation and amortization	176,371	99,991	76,380	-76.4%

Loss from operations	$(4,002,213)	$(1,231,764)	$(2,770,449)	-224.9%

Number of Patients Served	12,737	5,070	7,667
Key Operating Measures - Net revenues per patient served:	$318.42	$626.72	N/A

Key Operating Measures - Direct cost of revenue per patient:	$367.46	$463.35	N/A

In the three months ended June 30, 2019, we reassessed our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended June 30,
	2019	2018	Change	%
Clinical Laboratory Operations
Net revenues (1)	$5,415	$114,736	$(109,321)	-95.3%
Operating expenses:
Direct costs of revenue	-	20,609	(20,609)	-100.0%
General and administrative expenses	175,760	338,902	(163,142)	-48.1%
Sales and marketing expenses		-	-	0.0%
Depreciation and amortization	9,683	217,496	(207,813)	-95.5%

Loss from operations	$(180,028)	$(462,271)	$282,243	61.1%

Key Operating Measures - Revenues: (1)
Insured tests performed	-	840	(840)	-100.0%
Net revenue per insured test	$-	$136.59	$(136.59)	100.0%

Key Operating Measures - Direct Costs:
Total samples processed	-	1,282	(1,282)	-100.0%
Direct costs per sample	$-	$16.08	$(16.08)	-100.0%

(1)	The revenue for the three months ended June 30, 2019 related to the recovery of bad debt.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
	2019	2018	Change	%
Corporate
Operating expenses:
General and administrative expenses	$913,892	$699,102	$214,790	30.7%
Depreciation and amortization	182	248	(66)	-26.6%

Loss from operations	$(914,074)	$(699,350)	$(214,724)	30.7%

Comparison for the six months ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2019 and 2018 (unaudited):

	Six Months Ended June 30,
	2019		2018
	$	%	$	%
Net revenues	$9,251,839	100.0%	$4,893,877	100.0%
Operating expenses:
Direct costs of revenue	8,844,733	95.6%	4,459,179	91.1%
General and administrative expenses	9,567,071	103.4%	5,888,858	120.3%
Depreciation and amortization	409,822	4.4%	651,248	13.3%
Loss from continuing operations before other income (expense) and income taxes	(9,569,787)	-103.4%	(6,105,408)	-124.8%
Interest expense	(15,591,766)	-168.5%	(7,753,103)	-158.4%
Other income	(1,195,742)	-12.9%	421,061	8.6%
Gain on bargain purchase	250,000	2.7%	7,732,302	158.0%
Change in fair value of derivative instruments	(105,076)	-1.1%	(95,616,653)	-1953.8%
Provision for income taxes	-	0.0%	(76)	0.0%
Net loss from continuing operations	$(26,212,371)	-283.3%	$(101,321,877)	-2070.4%

Net Revenues

Consolidated net revenues were $9.3 million for the six months ended June 30, 2019, as compared to $4.9 million for the six months ended June 30, 2018, an increase of $4.4 million. The increase in net revenues was due to $3.0 million in revenue from Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019 and $1.8 million in revenue from Jamestown Regional Medical Center acquired on June 1, 2018. Partially reducing hospital net revenue in the six months ended June 30, 2019 as compared to the 2018 period was a reduction in net revenue from our Big South Fork Medical Center of $0.3 million. The increase in Hospital Operations revenue was offset by an approximately $69,521 decrease in Clinical Laboratory Operations revenue for the 2019 period compared to the 2018 period. Net revenue for the six months ended June 30, 2019 and 2018, include bad debt expense elimination of $3.9 million and $1.3 million, respectively, for doubtful accounts and $60.9 million and $17.4 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Cost of Revenue

Direct costs of revenue increased by $4.4 million compared to the six months ended June 30, 2018. The increase is related to our Hospitals Operations. As a percentage of net revenue, direct costs increased to 95.6% in the six months ended June 30, 2019 as compared to 91.1% in the comparable period. We attribute the increase primarily to the Company’s decision to suspend operations at Jamestown Regional Medical Center in the second quarter of 2019 following the termination of the Medicare program. On June 10, 2019, the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million, or 62.5%, compared to the same period a year ago. The increase was primarily due to a $4.3 million increase in our Hospital Operations general and administrative expenses, partially offset by a decrease in general and administrative expenses from Clinical Laboratory Operations of $0.4 million and from Corporate of $0.2 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.4 million for the six months ended June 30, 2019 as compared to $0.7 million for the same period a year ago. The decrease was due to fully depreciating certain fixed assets during 2018.

Loss From Continuing Operations Before Other Income (Expense) and Income Taxes

Loss from continuing operations before other income (expense) and income taxes increased by $3.5 million for the six months ended June 30, 2019 as compared to same period a year ago due to an increase in the loss from our Hospital Operations of $4.5 million, which was partially offset by a decrease in the loss from operations of our Clinical Laboratory Operations of $0.8 million and a decrease in Corporate’s general and administrative expenses of $0.2 million.

Other Income (Expense)

Other expense was $1.2 million for the six months ended June 30, 2019, compared to other income of $0.4 million for the same period a year ago. The expense in the six months ended June 30, 2019 was due primarily to the loss on sale of receivables under a factoring arrangement of $0.7 million and a penalty for non-payment of a debenture of $0.6 million. The income in the six months ended June 30, 2018 was due primarily to a gain on the disposal of assets under finance leases.

Gain on Bargain Purchase

The gain on bargain purchase of $0.3 million for the six months ended June 30, 2019 resulted primarily from intangible assets of Jellico Community Hospital and CarePlus Center, which was acquired on March 5, 2019. The gain on bargain purchase of $7.7 million for the three months ended June 30, 2018 resulted primarily from real property of Jamestown Regional Medical Center, which was acquired on June 1, 2018.

Change in Fair Value of Derivative Instruments

The change in the fair value of derivative instruments for the six months ended June 30, 2019 was due to the increase in the number of shares issuable under the conversion terms of the March 2017 debenture. The principal amount of the debenture increased as a result of a penalty for non-payment of the debenture on the maturity date, which in turn increased the fair value of the derivative liability associated with the debenture. The increase in the fair value of the derivative instruments for the six months ended June 30, 2018 was primarily due to the increase in the number of shares issuable pursuant to warrants as a result of ratchet provisions and the increase in the spread between the price of our common stock and the exercise prices of the derivatives. Because the exercise price of a significant portion of outstanding warrants were exercisable at prices below the current market price on June 30, 2018, and subject to further reduction in their exercise price in the event of future issuances at lower prices, the fair value of the warrants increased.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $15.6 million, as compared to $7.8 million for the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2019 includes $0.7 million for interest on loans from a member of our board of directors and $5.0 million for the amortization of debt discount and deferred financing costs related to debentures and $9.5 million in interest expense associated with the modification of warrants. Interest expense for the six months ended June 30, 2018 includes $7.1 million for the amortization of debt discount and deferred financing costs related to convertible debentures and warrants.

Net Loss From Continuing Operations

Our net loss from continuing operations for the six months ended June 30, 2019 was $26.2 million as compared to a net loss of $101.3 million for the same period a year ago. The change was primarily due to an increase in the loss from continuing operations before other income (expense) and income taxes of $3.5 million, an increase in interest expense of $7.8 million, a reduction in the gain on bargain purchase of $7.5 million and a reduction in the loss due to the change in fair value of derivative instruments of $95.5 million in the six months ended June 20, 2019 as compared to the 2018 period.

The following table presents key financial metrics for our Hospital Operations segment:

	Six Months Ended June 30,
	2019	2018	Change	%
Hospital Operations
Net revenues	$9,161,039	$4,733,556	$4,427,483	93.5%
Operating expenses:
Direct costs of revenue	8,841,951	4,418,158	4,423,793	-100.1%
General and administrative expenses	7,146,261	2,882,044	4,264,217	-148.0%
Depreciation and amortization	350,147	137,717	212,430	-154.3%

Loss from operations	$(7,177,320)	$(2,704,363)	$(4,472,957)	-165.4%

Number of Patients Served	23,692	8,844	N/A

Key Operating Measures - Revenues per patient served:	$386.67	$535.23	N/A

Key Operating Measures - Direct costs of revenue per patients served:	$373.20	$499.57	N/A

In the six months ended June 30, 2019, we reassessed our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Six Months Ended June 30,
	2019	2018	Change	%
Clinical Laboratory Operations
Net revenues	$90,800	$160,321	$(69,521)	-43.4%
Operating expenses:
Direct costs of revenue	2,782	41,021	(38,239)	-93.2%
General and administrative expenses	434,231	824,685	(390,454)	-47.3%
Depreciation and amortization	59,345	512,969	(453,624)	-88.4%

Loss from operations	$(405,558)	$(1,218,354)	$812,796	-66.7%

Key Operating Measures - Revenues:
Insured tests performed	78	1,549	(1,471)	-95.0%
Net revenue per insured test (1)	$1,164.10	$103.50	$1,060.60	1024.7%
Revenue recognition percent of gross billings	11.0%	13.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	19	3,240	(3,221)	-99.4%
Direct costs per sample	$146.42	$12.66	$133.76	1056.5%

(1)	Net revenue per insured test was impacted by the recovery of bad debt in the six months ended June 30, 2019. Excluding the effect of the recovery of bad debt, the net revenue per insured test was approximately $212.00 per test. The reduction in insured tests performed in the six months ended June 30, 2019 negatively impacted our revenues by approximately $0.1 million, while the increase in net revenue per insured test was positively impacted by the recovery of bad debt in the amount of approximately $74,000. The increase in direct costs per sample resulted in an approximately $2,541 increase in direct costs of revenue, while the decrease in the number of samples processed resulted in an approximately $62,000 reduction in direct costs of revenue.

The following table presents key financial metrics for our Corporate group:

	Six Months Ended June 30,
	2019	2018	Change	%
Corporate
Operating expenses:
General and administrative expenses	$1,986,579	$2,182,129	$(195,550)	-9.0%
Depreciation and amortization	330	562	(232)	-41.3%

Loss from operations	$(1,986,909)	$(2,182,691)	$195,782	-9.0%

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2019 and the year ended December 31, 2018, we financed our operations primarily from the sale of our equity securities, the issuance of debentures and advances from related parties and in the six months ended June 30, 2019 from the sale of accounts receivable to several factors. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, at June 30, 2019, we had $0.4 million cash on hand from continuing operations, a working capital deficit of $57.2 million, an accumulated deficit of $565.8 million and a stockholders’ deficit of $55.6 million. In addition, we incurred a loss from continuing operations of $26.2 million for the six months ended June 30, 2019. As of the date of this report, our cash position is deficient and payments are not being made in the ordinary course. In addition, we have not repaid approximately $24.6 million of outstanding principal balance of debentures, including default penalties, which are past due. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as other costs required to operate our hospitals. Our fixed operating expenses were approximately $2.0 million per month for the six months ended June 30, 2019.

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

We received approximately $3.8 million in cash from issuances of debentures during the six months ended June 30, 2019. In addition, during the six months ended June 30, 2019, we entered into three accounts receivable factoring arrangements, as more fully discussed in Note 4 to the accompanying condensed consolidated financial statements, and Mr. Diamantis, a member of our board of directors, advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital; (ii) $5.0 million, which was used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing; (iii) $0.3 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and (iv) $3.1 million for working capital purposes.

Subsequent to June 30, 2019 and through October 31, 2019, Mr. Diamantis advanced the Company $4.9 million, which was used to repay obligations under the prepaid forward purchase contract. In addition Mr. Diamantis loaned the Company $2.4 million, of which $1.6 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract and the remainder was used for working capital purposes. In addition, subsequent to June 30, 2019 and through October 31, 2019, we entered into two additional accounts receivable factoring arrangements and received proceeds of $1.5 million from the issuance of a promissory note.

As of June 30, 2019, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018	Change

Cash	$431,314	$6,870	$424,444
Working capital deficit	(57,193,009)	(39,293,904)	(17,899,105)
Total debt, excluding discounts and derivative liabilties	34,042,358	26,418,305	7,624,053
Capital lease obligations	618,282	762,208	(143,926)
Stockholders’ deficit	$(55,646,831)	$(39,167,864)	$(16,478,967)

The following table presents the major sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change

Cash used in operations	$(5,519,110)	$(5,756,986)	$237,876
Cash (used in) provided by investing activities	(702,252)	598,891	(1,301,143)
Cash provided by financing activities	6,645,806	5,175,153	1,470,653

Net change in cash	424,444	17,058	407,386
Cash and cash equivalents, beginning of the year	6,870	-	6,870
Cash and cash equivalents, end of the period	$431,314	$17,058	$414,256

The components of cash used in operations for the six months ended June 30, 2019 and 2018 are presented in the following table:

	Six Months Ended June 30,
	2019	2018	Change

Net loss from continuing operations	$(26,212,371)	$(101,321,877)	$75,109,506
Non-cash adjustments to income	16,003,231	95,878,011	(79,874,780)
Accounts receivable	(2,114,913)	(1,948,788)	(166,125)
Inventory	35,292	(39,689)	74,981
Accounts payable, checks issued in excess of bank balance and accrued expenses	7,309,154	2,157,597	5,151,557
(Loss) income from discontinued operations	(653,860)	275,216	(929,076)
Other	(39,126)	15,022	(54,148)
Net cash used in operating activities	(5,672,593)	(4,984,508)	(688,085)
Cash provided by (used in) discontinued operations	153,483	(772,478)	925,961
Cash used in operations	$(5,519,110)	$(5,756,986)	$237,876

Cash used in investing activities for the six months ended June 30, 2019 was due to the acquisition of Jellico Community Hospital and CarePlus Center for $0.7 million and the purchase of property and equipment of $43,715. Cash used in investing activities for the six months ended June 30, 2018 was due to the acquisition of Jamestown Regional Medical Center for $0.6 million, partially offset by cash from the sale of equipment of $0.4 million. Cash provided by investing activities of discontinued operations for the six months ended June 30, 2018 consist of the $800,000 received from the February 14, 2018 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011.

Cash provided by financing activities for the six months ended June 30, 2019 consists of $9.1 million from the issuance of related party notes and advances, $3.8 million from the issuances of debentures and $1.2 million from the sale of receivables under factoring arrangements, partially offset by payments of related party notes and advances of $1.5 million, payments of notes payable of $5.0 million, receivables paid to factors of $0.8 million and $0.1 million for repayment of finance lease obligations. Cash provided by financing activities for the six months ended June 30, 2018 consists of $3.1 million from related party notes and advances, and $5.5 million received from the issuances of debentures, partially offset by payments of related party notes and advances of $2.5 million, $0.3 million in payments of notes payable and $0.7 million for repayment of finance lease obligations.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11, 12 and 13 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totaled approximately 759.0 billion as of December 5, 2019.

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

As of June 30, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of Big South Fork, Jamestown and Jellico Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of June 30, 2019, we concluded that these material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

10.167	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019)

10.168	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019)

10.169	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019)

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: December 11, 2019	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

