Form 10-Q
period 2019-09-30
Rennova Health, Inc.
filed 2019-12-30
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of December 26, 2019 the registrant had 9,648,936,775 shares of its Common Stock, $0.0001 par value, outstanding

RENNOVA HEALTH, INC.

FORM 10-Q

September 30, 2019

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the quarters in the periods ended September 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

SIGNATURES		53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$107,472	$6,870
Accounts receivable, net	5,108,462	3,811,749
Inventory	688,819	453,402
Prepaid expenses and other current assets	77,646	78,820
Income tax refunds receivable	631,077	631,077
Current assets of AMSG and HTS classified as held for sale	362,146	140,352
Total current assets	6,975,622	5,122,270

Property and equipment, net	8,467,887	8,526,904
Right-of-use operating lease assets	328,615	-
Intangibles, net	509,443	259,443
Deposits	281,523	278,864
Non-current assets of AMSG and HTS classified as held for sale	10,975	11,819
Total assets	$16,574,065	$14,199,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.5 million and $0.4 million, respectively)	$13,076,160	$8,155,955
Checks issued in excess of bank account balance	121,947	109,695
Accrued expenses (includes related parties amount of $1.8 million and $0.4 million, respectively)	10,542,219	10,711,281
Income taxes payable	1,355,651	1,400,651
Current portion of notes payable	3,605,532	7,083,505
Current portion of notes payable, related party	14,968,104	800,000
Current portion of right-of-use operating lease obligations	141,830	-
Current portion of finance lease obligations	589,457	730,665
Current portion of debentures	28,690,240	12,776,316
Derivative liabilities	455,336	350,260
Current liabilities of AMSG and HTS classified as held for sale	2,701,459	2,297,846
Total current liabilities	76,247,935	44,416,174

Other liabilities:
Right-of-use operating lease obligations, net of current portion	186,785	-
Finance lease obligations, net of current portion	28,821	31,543
Total liabilities	76,463,541	44,447,717

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	1,940,179	3,084,153

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 8,398,936,775 and 128,567,273 shares issued and outstanding	839,894	12,857
Additional paid-in-capital	509,515,347	375,845,883
Accumulated deficit	(578,040,192)	(415,046,606)
Total stockholders’ deficit	(67,664,949)	(39,167,864)
Total liabilities and stockholders’ deficit	$16,574,065	$14,199,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenues	$3,885,977	$5,039,112	$13,137,816	$9,932,989

Operating expenses:
Direct costs of revenue	3,227,709	3,350,286	12,072,442	7,809,465
General and administrative	3,163,624	4,351,576	12,730,695	10,240,434
Depreciation and amortization	199,996	152,825	609,818	804,074
Total operating expenses	6,591,329	7,854,687	25,412,955	18,853,973

Loss from continuing operations before other income (expense) and income taxes	(2,705,352)	(2,815,575)	(12,275,139)	(8,920,984)

Other (expense) income:
Other (expense) income	(5,784,873)	188,658	(6,980,616)	609,719
Gain on bargain purchase	-	-	250,000	7,732,302
Change in fair value of derivative instruments	-	109,305,331	(105,076)	13,688,678
Interest expense	(3,637,467)	(9,322,333)	(19,229,232)	(17,075,437)
Total other(expense) income, net	(9,422,340)	100,171,656	(26,064,924)	4,955,262

Net (loss) income from continuing operations before income taxes	(12,127,692)	97,356,081	(38,340,063)	(3,965,722)
Provision for income taxes	-	-	-	76
Net (loss) income from continuing operations	(12,127,692)	97,356,081	(38,340,063)	(3,965,798)
Net (loss) income from discontinued operations	(138,076)	(159,430)	(791,936)	115,787
Net (loss) income	(12,265,768)	97,196,651	(39,131,999)	(3,850,011)
Deemed dividend from trigger of down round provision feature	-	(17,942,578)	(123,861,587)	(17,942,578)
Net (loss) income to common shareholders	$(12,265,768)	$79,254,073	$(162,993,586)	$(21,792,589)

Net (loss) income per common share:
Basic continuing operations	$(0.00)	$17.60	$(0.01)	$(1.55)
Diluted continuing operations	$(0.00)	$(0.08)	$(0.01)	$(1.55)
Basic discontinued operations	$(0.00)	$(0.03)	$(0.00)	$0.05
Diluted discontinued operations	$(0.00)	$(0.00)	$(0.00)	$0.05
Basic net (loss) income	$(0.00)	$14.33	$(0.04)	$(8.54)
Diluted net loss	$(0.00)	$(0.08)	$(0.04)	$(8.54)
Weighted average number of common shares outstanding during the period:
Basic	6,634,045,471	5,531,767	4,461,922,587	2,550,632
Diluted	6,634,045,471	254,654,217	4,461,922,587	2,550,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED SEPTEMBER 30, 2019

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 Preferred Stock into common stock	-	-	3,255,700,000	325,570	318,310	-	643,880
Common stock issued in cashless exercise of warrants	-	-	119,615,384	11,961	(11,961)	-	-
Stock-based compensation	-	-	-	-	8,650	-	8,650
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	4,056,425	-	4,056,425
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	20,002	3,503,882,657	350,388	504,078,894	(552,349,597)	(47,900,313)
Conversion of Series I-2 Preferred Stock into common stock	-	-	2,505,054,118	250,506	10,587	-	261,093
Stock-based compensation	-	-	-	-	8,650	-	8,650
Modification of warrants	-	-	-	-	5,408,566	-	5,408,566
Net loss	-	-	-	-	-	(13,424,827)	(13,424,827)
Balance at June 30, 2019	2,000,225	20,002	6,008,936,775	600,894	509,506,697	(565,774,424)	(55,646,831)
Conversion of Series I-2 Preferred Stock into common stock	-	-	2,390,000,000	239,000	-	-	239,000
Stock-based compensation	-	-	-	-	8,650	-	8,650
Net loss	-	-	-	-	-	(12,265,768)	(12,265,768)
Balance at September 30, 2019	2,000,225	$20,002	8,398,936,775	$839,894	$509,515,347	$(578,040,192)	$(67,664,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED SEPTEMBER 30, 2018

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	39,502	$4	$128,549,458	$(169,180,425)	$(40,613,461)
Common stock issued in cashless exercise of warrants	-	-	151,200	15	(15)	-	-
Conversion of debentures into common stock	-	-	666,621	67	3,056,607	-	3,056,674
Stock-based compensation	-	-	-	-	24,196	-	24,196
Restricted stock issued to employees	-	-	142,667	14	641,096	-	641,110
Shares returned to treasury	-	-	(5)	-	-	-	-
Beneficial conversion feature of preferred stock	-	-	-	-	(651,562)	-	(651,562)
Net loss	-	-	-	-	-	(146,364,582)	(146,364,582)
Balance at March 31, 2018	1,750,275	17,502	999,985	100	131,619,780	(315,545,007)	(183,907,625)
Conversion of Series H Preferred Stock into common stock	(50)	-	40,000	4	(4)	-	-
Common stock issued in cashless exercise of warrants	-	-	572,480	57	3,957,710	-	3,957,767
Conversion of debentures into common stock	-	-	1,571,000	157	4,036,932	-	4,037,089
Exchange of debentures into Series I-2 Preferred Stock	-	-	-	-	1,331	-	1,331
Stock-based compensation	-	-	-	-	24,197	-	24,197
Shares returned to treasury	-	-	(116)	-	(28,217)	-	(28,217)
Beneficial conversion feature of preferred stock	-	-	-	-	651,562	-	651,562
Net income	-	-	-	-	-	45,317,921	45,317,921
Balance at June 30, 2018	1,750,225	17,502	3,183,349	318	140,263,291	(270,227,086)	(129,945,975)
Exchange of note payable and accrued expenses for Series J Preferred Stock	250,000	2,500	-	-	247,500	-	250,000
Common stock issued in cashless exercise of warrants	-	-	768,548	77	661,304	-	661,381
Common stock issued for conversion of Series I-2 Preferred Stock	-	-	1,764,927	177	632,924	-	633,101
Conversion of debentures into common stock	-	-	1,649,059	165	991,413	-	991,578
Exchange of debentures into Series I-2 Preferred Stock	-	-	-	-	89	-	89
Stock-based compensation	-	-	-	-	78,444	-	78,444
Adjust treasury shares	-	-	(2)	-	-	-	-
Deemed dividend from trigger of down round provision feature	-	-	-	-	17,942,578	(17,942,578)	-
Net income	-	-	-	-	-	97,196,651	97,196,651
Balance at September 30, 2018	2,000,225	$20,002	7,365,881	$737	$160,817,543	$(190,973,013)	$(30,134,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss from continuing operations	$(38,340,063)	$(3,965,798)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	609,818	804,074
Stock-based compensation	25,950	739,729
Amortization of debt discount	6,386,305	16,080,270
Modification of warrants	9,464,991	-
Penalty for non-payment of debentures	5,710,440	-
Change in fair value of derivative instruments	105,076	(13,688,678)
Loss on sale of receivables to factor	1,361,053	-
Gain on disposal of equipment under finance leases	-	(549,524)
Bargain purchase gain for hospitals and medical center	(250,000)	(7,732,302)
(Loss) income from discontinued operations	(791,936)	115,787
Changes in operating assets and liabilities:
Accounts receivable	(3,525,152)	(5,648,343)
Inventory	82,010	25,066
Prepaid expenses and other current assets	(1,485)	113,042
Accounts payable and checks issued in excess of bank balance	4,932,457	3,497,210
Accrued expenses	(327,953)	3,728,038
Income tax assets and liabilities	(45,000)	(12,243)
Net cash used in operating activities of continuing operations	(14,603,489)	(6,493,672)
Net cash provided by (used in) operating activities of discontinued operations	182,663	(628,154)
Net cash used in operating activities	(14,420,826)	(7,121,826)

Cash flows from investing activities:
Purchase of hospitals and medical center	(658,537)	(668,983)
Proceeds from the sale of equipment under finance leases	-	433,612
Purchase of property and equipment	(50,801)	(103,387)
Net cash used in investing activities of continuing operations	(709,338)	(338,758)
Net cash provided by investing activities of discontinued operations	-	800,000
Net cash (used in) provided by investing activities	(709,338)	461,242

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	16,478,104	3,582,500
Payments on related party note payable and advances	(2,310,000)	(4,011,000)
Proceeds from issuance of debentures	3,845,000	8,000,000
Payments on notes payable	(5,005,794)	(256,481)
Proceeds from issuance of note payable	1,500,000	-
Proceeds from receivables sold to factors	2,650,000	-
Receivables paid to factors	(1,782,614)	-
Payments on finance lease obligations	(143,930)	(654,435)
Net cash provided by financing activities of continuing operations	15,230,766	6,660,584
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	15,230,766	6,660,584

Net increase in cash	100,602	-
Cash at beginning of period	6,870	-
Cash at end of period	$107,472	$-

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

All share, per share and capital stock amounts as of and for the three and nine months ended September 30, 2018 have been restated to give effect to the Reverse Stock Split.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on October 21, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2019, and the results of its operations, changes in stockholders’ deficit and cash flows for the three and nine months ended September 30, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of results for the year ending December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassification

For the nine months ended September 30, 2018, the Company has presented the proceeds from related party notes payable and advances that were previously netted against payments on related party notes payable and advances as a separate line item on the Statement of Cash Flows. This reclassification did not have an effect on total cash flow from financing activities for the nine months ended September 30, 2018.

Comprehensive Loss

During the three and nine months ended September 30, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at September 30, 2019 and December 31, 2018.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and nine months ended September 30, 2019 and 2018.

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

Bad Debt and Contractual Allowances

Total gross revenues for Hospital and Clinical Laboratory Operations were reduced in the aggregate by approximately $0.9 million and $1.8 million for bad debt for the three months ended September 30, 2019 and 2018, respectively. After bad debt and contractual and related allowance adjustments to revenues of $21.9 million and $25.1 million, for the three months ended September 30, 2019 and 2018, respectively, we reported net revenues of $3.9 million and $5.0 million, respectively.

Total gross revenues for Hospital and Clinical Operations were reduced in the aggregate by approximately $4.8 million and $3.1 million for bad debt for the nine months ended September 30, 2019 and 2018, respectively. After bad debt and contractual and related allowance adjustments to revenues of $86.7 million and $43.8 million, for the nine months ended September 30, 2019 and 2018, respectively, we reported net revenues of $13.1 million and $9.9 million, respectively. We continue to review the provision for bad debt and contractual and related allowances.

Leases, Including the Adoption of ASU No. 2016-02

We adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 10.

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

The Company has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid-in-capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million of which $51 million of the deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature. A deemed dividend of $231.8 million was recorded for the year ended December 31, 2018, a deemed dividend of $123.9 million was recorded during the nine months ended September 30, 2019 and a deemed dividend of $17.9 million and $17.9 million was recorded for the three and nine months ended September 30, 2018, respectively, as a result of down round provision features. See Note 11 for an additional discussion of derivative financial instruments.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share”, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings allocable to common shareholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common shareholders is the same for periods with a net loss. See Note 3 for the computation of earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018.

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

The Company had a working capital deficit, an accumulated deficit and a stockholders’ deficit of $69.3 million, $578.0 million and $67.7 million, respectively, at September 30, 2019. In addition, the Company had a net loss of approximately $39.1 million and cash used in operating activities of $14.4 million for the nine months ended September 30, 2019. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

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

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues, and eventually achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing (i) loss available to common shareholders, by (ii) the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The loss per share for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018 excluded securities or other contracts to issue the Company’s common stock because the results were anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for each of the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income from continuing operations	$(12,127,692)	$97,356,081	$(38,340,063)	$(3,965,798)
Net (loss) income from discontinued operations	(138,076)	(159,430)	(791,936)	115,787
Deemed dividends	—	(17,942,578)	(123,861,587)	(17,942,578)
Net loss (income) to common shareholders -basic	$(12,265,768)	$79,254,073	$(162,993,586)	$(21,792,589)
Adjustments for diluted calculations:
Deduct change in fair value of derivative liabilities	—	(109,305,331)	—	—
Amortize discounts associated with conversion of dilutive convertible debentures	—	(7,303,912)	—	—
Remove change in warrant value for diluted	—	(11,376)	—	—
Add back deemed dividends	—	17,942,578	—	—
Net loss to common shareholders - diluted	$(12,265,768)	$(19,423,968)	$(162,993,586)	$(21,792,589)
Denominator:
Weighted average number of common shares outstanding during the period:
Basic	6,634,045,471	5,531,767	4,461,922,587	2,550,632
Common stock equivalents:
Warrants	—	64,315,740	—	—
Convertible preferred stock	—	9,505,156	—	—
Convertible debentures	—	175,301,554	—	—
Diluted	6,634,045,471	254,654,217	4,461,922,587	2,550,632
Net (loss) income per common share- continuing operations:
Basic	$(0.00)	$17.60	$(0.01)	$(1.55)
Diluted	$(0.00)	$(0.08)	$(0.01)	$(1.55)
Net (loss) income per common share- discontinued operations:
Basic	$(0.00)	$(0.03)	$(0.00)	$0.05
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.05
Total per share net (loss) income to common shareholders:
Basic	$(0.00)	$14.33	$(0.04)	$(8.54)
Diluted	$(0.00)	$(0.08)	$(0.04)	$(8.54)

Diluted loss per share as reflected in the table above excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2019 and 2018, the following table sets forth the computation of the following potential common stock equivalents excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Warrants	634,525,355,377	463,449,767
Convertible preferred stock	82,901,785,590	68,344,495
Convertible debentures	30,634,784,339	214,222,495
Stock options	77	77
	748,061,925,383	746,016,834

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 12 and 13). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the outstanding common stock and potential common stock equivalents totaled 753.9 billion at December 26, 2019. See Notes 13 and 19 regarding a discussion of the Company’s common stock and potential common stock equivalents.

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2019 (unaudited) and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable - Clinical Laboratory Operations	$41,750	$622,009
Accounts receivable - Hospital Operations	45,804,056	31,607,644
Accounts receivable - Other	(52,296)	-
Total accounts receivable	45,793,510	32,229,653
Less:
Amount purchased by factors	(1,572,000)	-
Allowance for discounts - Clinical Laboratory Operations	(26,182)	(573,584)
Allowance for discounts - Hospital Operations	(36,298,972)	(25,066,799)
Allowance for bad debts	(2,787,894)	(2,777,521)
Accounts receivable, net	$5,108,462	$3,811,749

Accounts Receivable Factoring Arrangements

During the nine months ended September 30, 2019, the Company entered into five accounts receivable factoring arrangements. Under the terms of the arrangements, the aggregate amount of accounts receivable sold on a non-recourse basis, was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, the total origination and other fees incurred by the Company were $0.1 million and the Company recorded a loss on sale of the receivables of $1.2 million. As of September 30, 2019, $1.6 million of the outstanding accounts receivable were purchased but not yet paid to the factors.

Note 5 – Acquisitions

Purchase Agreement Re Jamestown Regional Medical Center

On June 1, 2018, the Company acquired a business engaging in acute hospital care located in Jamestown, Tennessee under an asset purchase agreement. The acquisition also included a separate physician practice referred to as Mountain View Physician Practice, Inc. This acquisition was made as part of the Company’s business plan to acquire and operate clusters of rural hospitals.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net revenue	$8,276,112	$14,855,436	$25,499,677
Net income (loss) from continuing operations	96,879,012	(38,537,422)	(8,151,239)
Deemed dividend from trigger of down round provision feature	(17,942,578)	(123,861,587)	(17,942,578)
Net (loss) income from discontinued operations	(159,430)	(791,936)	115,787
Net income (loss) to common shareholders - basic	78,777,004	(163,190,945)	(25,978,030)
Adjustments for diluted loss to common shareholders	(98,678,041)	—	—
Net loss to common shareholders - diluted	$(19,901,037)	$(163,190,945)	$(25,978,030)

Net income (loss) per common share:
Basic continuing operations	$17.51	$(0.01)	$(3.20)
Diluted continuing operations	$(0.02)	$(0.01)	$(3.20)
Basic net income (loss) to common shareholders	$14.24	$(0.04)	$(10.18)
Diluted net loss to common shareholders	$(0.24)	$(0.04)	$(10.18)

Note 6 – Accrued Expenses

Accrued expenses at September 30, 2019 (unaudited) and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Commissions payable	$19,113	$19,113
Sales tax payable	8,009	8,016
Accrued payroll and related liabilities	6,761,173	3,400,052
Accrued property tax	41,784	47,396
Accrued interest	2,586,652	5,464,837
Other accrued expenses	1,125,488	1,771,867
Accrued expenses	$10,542,219	$10,711,281

Accrued expenses at December 31, 2018 included $4.9 million of interest due under the terms of a settlement agreement for a prepaid forward purchase contract related to an accounts receivable financing, which was paid by Mr. Diamantis on behalf of the Company during the nine months ended September 30, 2019, as more fully discussed in Note 7. Accrued expenses at September 30, 2019 and December 31, 2018 included $1.8 million and $0.3 million, respectively, of accrued interest due to Mr. Diamantis related to loans made by Mr. Diamantis to the Company as more fully discussed in Note 7.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At September 30, 2019 (unaudited) and December 31, 2018, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30,	December 31,
	2019	2018
Loan payable under prepaid forward purchase contract (1)	$-	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,741,893	1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	335,818	341,612

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees with $1.0 million of principal due on November 8, 2019 and $0.9 million of principal due December 26, 2019	1,527,821	-
	3,605,532	7,083,505
Less current portion	(3,605,532)	(7,083,505)
Notes payable - third parties, net of current portion	$-	$-

(1)	The loan payable under prepaid forward purchase contract has been fully settled during the nine months ended September 2019 as more fully discussed below under the heading “Notes Payable –Related Party”.

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

Notes Payable – Related Party

	September 30, 2019	December 31, 2018

Loan payable to Christopher Diamantis	$14,968,104	$800,000

Total notes payable, related party	14,968,104	800,000

Less current portion of notes payable, related party	(14,968,104)	(800,000)
Total notes payable, related party, net of current portion	$-	$-

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

During the nine months ended September 30, 2019, in addition to the $9,937,105 that Mr. Diamantis loaned the Company in connection with the settlement of the prepaid forward purchase contract discussed above, Mr. Diamantis advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital as more fully discussed in Note 5; $1.9 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and $4.7 million for working capital purposes. During the three and nine months ended September 30, 2019, we accrued interest of $0.7 million and $1.5 million, respectively, on the advances from Mr. Diamantis. During the nine months ended September 30, 2019, we repaid $2.3 million of principal to Mr. Diamantis. Interest accrues on advances from Mr. Diamantis at a flat rate of 10%. Therefore, the total amount of loans and accrued interest payable to Mr. Diamantis at September 30, 2019 and December 31, 2018, were $16.7 million and $1.1 million, respectively. See Note 19 for the discussion of additional advances made by Mr. Diamantis to the Company subsequent to September 30, 2019.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of September 30, 2019 (unaudited), and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Debentures	$28,690,240	$19,034,800
Discount on Debentures	-	(6,247,469)
Deferred financing fees	-	(11,015)
	28,690,240	12,776,316
Less current portion	(28,690,240)	(12,776,316)
Debentures, long-term	$-	$-

As of September 30, 2019, $2.0 million of outstanding debentures issued in March 2017 were not paid as of March 21, 2019, the maturity date and $17.1 million of outstanding debentures issued during 2017 and 2018 were not paid as of September 19, 2019, the maturity date. The Company has accrued penalties in connection with these non-payments in the amount of $5.7 million as of September 30, 2019. These debentures have still not been paid and remain outstanding, and the Company has been accruing interest on these debentures at the default rate of 18% per annum since the dates of the payment defaults.

Debentures Issued in the Nine Months Ended September 30, 2019

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

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, the “June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Purchase Agreement, dated as of August 31, 2017, which is more fully described in Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. At the Company’s option, the June 2019 Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the June 2019 Debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

In addition to the debentures issued in the nine months ended September 30, 2019, during the years ending December 31, 2017 and 2018, the Company issued convertible debentures, which are more fully described in Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. Certain of these convertible debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

The debentures issued during the nine months ended September 30, 2019 and 2018, were issued at discounts of $0.1 million and $2.9 million, respectively, and accordingly, the Company realized a total of $3.8 million and $8.0 million, respectively, in proceeds from the issuances of the debentures. At September 30, 2019, these discounts have been fully amortized. These discounts represented original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the three months ended September 30, 2019 and 2018, the Company recorded approximately $1.4 million and approximately $9.0 million, respectively, of non-cash interest and amortization of debt discount expense in connection with the debentures and warrants. During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $15.8 million and approximately $16.1 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. These amounts include non-cash interest expense and debt discount amortization, which resulted from the modification of warrants as more fully discussed in Notes 11 and 13.

See Note 13 for summarized information related to warrants issued and the activity during the nine months ended September 30, 2019.

See Notes 3, 13 and 19 for a discussion of the dilutive effect of the outstanding convertible debentures, warrants and convertible preferred stock as of September 30, 2019.

Note 9 – Related Party Transactions

Alcimede billed $0.1 million and $0.1 million for consulting fees for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

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

The following table presents our lease-related assets and liabilities at September 30, 2019:

	Balance Sheet Classification	September 30, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$328,615
Finance leases	Property and equipment, net	618,278
Total lease assets		$946,893

Liabilities:
Current:
Operating leases	Right-of-use operating lease assets	$141,830
Finance leases	Current liabilities	589,457
Noncurrent:
Operating leases	Right-of-use operating lease obligations	186,785
Finance leases	Long-term debt	28,821

Total lease liabilities		$946,893

Weighted-average remaining term:
Operating leases		1.98 years
Finance leases		0.19 years
Weighted-average discount rate:
Operating leases (1)		13.0%
Finance leases		5.122%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$15,004	$(30,055)
Interest on lease liabilities	704	5,804
Operating leases:
Short-term lease expense (2)	76,312	263,713
Total lease expense	$92,020	$239,462

(1) The depreciation for the nine months ended September 30, 2019 has been adjusted for depreciation recorded in the prior year.

(2) Expenses are included in general and administrative expenses in our condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the nine months ended September 30, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$214,357
Operating cash flows for finance leases	$5,800
Financing cash flows for finance leases payments	$143,930

Aggregate future minimum rentals under right-to-use operating and finance leases are as follows:

	Right-to-Use
	Operating Leases	Finance Leases
October 1, 2019 to September 30, 2020	$107,457	$604,080
October 1, 2020 to September 30, 2021	134,776	32,611
October 1, 2021 to September 30, 2022	110,062	—
October 1, 2022 to September 30, 2023	29,247	—
October 1, 2023 to September 30, 2024	2,437	—
Total	383,979	636,691

Less interest	(55,364)	(18,413)
Present value of minimum lease payments	328,615	618,278

Less current portion of lease obligations	(141,830)	(589,457)
Lease obligations, net of current portion	$186,785	$28,821

As of September 30, 2019, the Company is in default of substantially all its finance lease obligations, therefore the aggregate future minimum rentals and accrued interest under finance leases in the amount of $0.6 million are deemed to be immediately due.

Note 11 – Derivative Financial Instruments and Fair Value

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Embedded conversion options	$-	$-	$350,260	$350,260
Total	$-	$-	$350,260	$350,260

As of September 30, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of September 30, 2019 and December 31, 2018, for embedded conversion options valued at $455,336 and $350,260, respectively. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2019:

Balance at December 31, 2018	$350,260
Change in fair value of debentures	105,076
Balance at September 30, 2019	$455,336

During the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, the conversions of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models in the nine months ended September 30, 2019: risk free rates ranging from 2.4% to 2.6% and volatility ranging from 189.5% to 273.1% and weighted average life of 0.3 to 3.2 years. The following assumptions were utilized in the Black Scholes valuation models in the three and nine months ended September 30, 2018: risk free rates ranging from 2.36% to 2.88% and volatility ranging from 163.8% to 234.7% and weighted average life of .73 to 3.5 years. The incremental value of $123.9 million was recorded as a deemed dividend for the nine months ended September 30, 2019 and the incremental value of $17.9 million and $17.9 million was recorded as a deemed dividend in the three and nine months ended September 30, 2018, respectively. Deemed dividends are also discussed in Notes 1 and 3.

During the nine months ended September 30, 2019, the Company recorded interest expense of $9.5 million, which represented the fair value of the modification of warrants during the period as more fully discussed in Note 13. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification terms and related assumptions of risk free rates ranging from 2.44% to 2.46%, volatility ranging from 182.9% to 204.4% and weighted average remaining lives of .24 years to .36 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.23% to 2.49%, volatility ranging from 198.3% to 259.4% and weighted average remaining lives of .48 years to 2.89 years, the changes in the fair value of the warrant instruments as a result of the modifications were estimated.

During the three and nine months ended September 30, 2018, the Company extended the exercise period of outstanding warrants twice, once to March 21, 2019 and the second time to June 21, 2019 and recorded an additional discount on the debenture issued in connection with the warrants of approximately $8.3 million and $0.3 million as a result of the extensions. The Company amortized approximately $6.4 million of the discount as non-cash interest expense in the nine months ended September 30, 2018. This amount was included in the cash flow statement for the nine months ended September 30, 2018 in amortization of debt discount. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification term and related assumptions of risk free rates ranging from 1.91-2.32%, volatility ranging from 184.0-296.3% and weighted average remaining life of .33 years, and the post-modification term and related assumptions of risk free rates ranging from 2.09-2.56%, volatility ranging from 208.2-249.1% and weighted average remaining life of .65 years, the change in the fair value of the warrant instruments as a result of the modifications was estimated on each date.

For the three and nine months ended September 30, 2018, the Company realized income of $109.3 million and $13.7 million, respectively, on instruments valued using Level 3 valuations. On September 23, 2018, the Company’s board of directors approved a reverse split of its common stock, which would provide sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As of September 23, 2018, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, the Company reclassified the derivative liability previously reported as a current liability to derivative income.

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

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders exchanged an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders exchanged an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. During the nine months ended September 30, 2018, the Company recorded a loss on these exchanges of convertible debentures into shares of its Series I-2 Preferred Stock in the aggregate amount of $1.5 million. In 2018, the holder converted 1,286.141 shares of Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock and during the nine months ended September 30, 2019, the holder converted 982.101 shares of Series I-2 Preferred Stock into 8,150,754,118 shares of the Company’s common stock.

See Notes 3 and 19 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of September 30, 2019 and December 26, 2019, respectively.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of September 30, 2019, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock and 250,000 shares of its Series J Convertible Preferred Stock.

The 215 shares of the Series G Preferred Stock have a stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion. See Note 19 regarding the redemption of these shares.

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

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. From and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. No dividends have been declared by the board as of September 30, 2019.

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement, as more fully described in Note 19.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $0.0001 per share.

The Company had 8,398,936,775 and 128,567,273 shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company:

●	Issued 119,615,384 shares of common stock upon exercise of 755,000,000 warrants, on a cashless basis; and

●	Issued 8,150,754,118 shares of common stock upon the conversion of 982.101 shares of its Series I-2 Preferred Stock;

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 364 shares of restricted common stock of the Company. The grants fully vested on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director on the vesting date. During the nine months ended September 30, 2019, 123 shares of the restricted stock were forfeited by their terms and returned to treasury.

During the nine months ended September 30, 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board of Directors. The grants fully vested immediately. During the nine months ended September 30, 2018, the Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

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

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the nine months ended September 30, 2019:

Stock Options

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2018	77	$1,036,375	7.33
Granted	-
Expired	-
Forfeit	-
Outstanding at September 30, 2019	77	$1,036,375	6.50

Exercisable at September 30, 2019	68	$1,152,616

The Company recognized stock option expense of approximately $25,950 and $72,590 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the weighted average remaining contractual life was 6.50 years for options outstanding and exercisable. The intrinsic value of options exercisable at September 30, 2019 was $0. As of September 30, 2019, the remaining compensation expense of approximately $8,650 will be amortized over the remaining vesting period, which is approximately three months.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the nine months ended September 30, 2019, the number of shares issuable pursuant to outstanding warrants increased by 582.2 billion as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures as more fully discussed in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K. The number of shares issued and issuable as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices.

The following summarizes the information related to warrants issued and the activity during the nine months ended September 30, 2019:

	Number of shares issuable pursuant to warrants	Weighted average exercise price
Balance at December 31, 2018	53,130,510,439	$0.00172
Increase during the period as a result of down round provisions	582,209,844,938
Shares issued pursuant to Warrants exercised during the period	(755,000,000)	$0.00034
Balance at September 30, 2019	634,585,355,377	$0.00014

On March 27, 2019, the expiration dates of certain warrants issued in March 2017 and September 2017 with convertible debentures, referred to as the March 2017 Series B Warrants and the September 2017 Series B Warrants, were extended from June 2019 to September 2019. On May 12, 2019, the expiration date of these warrants was further extended to March 31, 2022. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification terms and related assumptions, and the post-modification terms and related assumptions, the Company determined that the change in fair value of the warrants as a result of the March 27th modification was $4.1 million and the May 12th modification was $5.4 million. Accordingly, the Company recorded the modification value of $5.4 and $9.5 million as interest expense in the three and nine months ended September 30, 2019, respectively. See Note 11 for the assumptions used in the Black Scholes valuation models.

During the three and nine months ended September 30, 2018, the Company extended the exercise period of outstanding warrants twice, once to March 21, 2019 and the second time to June 21, 2019 and recorded an additional discount on the debenture issued in connection with the warrants of approximately $8.3 million and $0.3 million as a result of the extensions. The Company amortized approximately $6.4 million of the discount as non-cash interest expense in the nine months ended September 30, 2018. This amount was included in the cash flow statement for the nine months ended September 30, 2018 in amortization of debt discount. See Note 11 for the assumptions used in the Black Scholes valuation models.

See Note 19 for a discussion of the dilutive effect of the outstanding warrants as of December 26, 2019.

Note 14 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$-	$303,208
Cash paid for income taxes	45,000	20,000

Acquisitions of Hospitals and Medical Center:
Cash	$-	$375
Inventory	317,427	450,682
Prepaid expenses and other current assets	-	310,385
Property and equipment	500,000	7,129,484
Intangible assets	250,000	504,806
Accrued expenses	158,890	193,966

Non-cash investing and financing activities:
Exchange of Series I-2 Preferred Stock for common stock	$1,143,974	$633,101
Cashless exercise of warrants	11,961	4,619,150
Debentures converted into common stock	-	8,085,342
Common stock issued in cashless exercise of warrants	11,961	-
Exchange of debentures into Series I-2 Preferred Stock	-	1,420
Conversions of Series H Preferred Stock into common stock	-	50,000
Original issue discount of debentures and notes payable	400,000	1,920,000
Deemed dividend for trigger of down round provision features	123,861,587	17,942,578
Issuance of Series J Preferred Stock in settlement of note payable to related party	-	250,000

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

The Company maintains its cash balances in high credit quality financial institutions. The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corporation.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed to approximately $$0.4 million as of September 30, 2019. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of approximately $0.4 million remained outstanding to the DOR at September 30, 2019.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 10). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at September 30, 2019 was $0.3 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at September 30, 2019.

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

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. During the nine months ended September 30, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Note 7.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended September 30, 2019. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses at September 30, 2019. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. This suit is in the early stages.

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

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of September 30, 2019. The accounting policies of the reportable segments are the same as those described in Note 1.

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues - External
Hospital Operations	$3,920,608	$5,021,543	$13,081,647	$9,755,099
Clinical Laboratory Operations	(34,631)	17,569	56,169	177,890
	$3,885,977	$5,039,112	$13,137,816	$9,932,989
(Loss) income from continuing operations before income taxes:
Hospital Operations	$(1,769,400)	$(1,294,581)	$(8,946,720)	(3,998,943)
Clinical Laboratory Operations	(295,908)	(547,041)	(701,466)	(1,765,395)
Corporate	(640,044)	(973,953)	(2,626,953)	(3,156,646)
Other income (expense), net	(9,422,340)	100,171,656	(26,064,924)	4,955,262
	$(12,127,692)	$97,356,081	$(38,340,063)	$(3,965,722)
Depreciation and amortization
Hospital Operations	182,832	$39,669	$532,979	$177,386
Clinical Laboratory Operations	10,036	112,908	69,381	625,877
Corporate	7,128	248	7,458	811
	$199,996	$152,825	$609,818	$804,074
Capital expenditures
Hospital Operations	$7,086	$103,387	$50,801	$103,387
Clinical Laboratory Operations	-	-	-	-
	$7,086	$103,387	$50,801	$103,387

	As of
	September 30, 2019	December 31, 2018
Total assets
Hospital Operations	$16,831,443	$13,568,933
Clinical Laboratory Operations	356,854	271,426
Corporate	1,821,952	2,707,416
Assets of AMSG and HTS classified as held for sale	373,121	152,171
Eliminations	(2,809,305)	(2,500,646)
	$16,574,065	$14,199,300

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

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	September 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$220	$4,471
Accounts receivable, net	22,523	6,838
Prepaid expenses and other current assets	-	25,477
Current assets classified as held for sale	$22,743	$36,786

Accounts payable (includes related parties)	$514,415	$532,858
Accrued expenses	493,356	418,932
Income taxes payable	-	-
Current portion of notes payable	268,851	278,836
Current liabilities classified as held for sale	$1,276,622	$1,230,626

Non-current liabilities classified as held for sale	$-	$-

HTS Assets and Liabilities:

	September 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$2,298	$2,523
Accounts receivable, net	330,238	90,743
Prepaid expenses and other current assets	6,867	10,300
Current assets classified as held for sale	$339,403	$103,566

Property and equipment, net	$4,946	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$10,975	$11,819

Accounts payable (includes related parties)	$710,709	$546,969
Accrued expenses	714,128	520,251
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,424,837	$1,067,220

Total Discontinued Assets and Liabilities:

	September 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$2,518	$6,994
Accounts receivable, net	352,761	97,581
Prepaid expenses and other current assets	6,867	35,777
Current assets classified as held for sale	$362,146	$140,352

Property and equipment, net	$4,946	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$10,975	$11,819

Accounts payable (includes related parties)	$1,225,124	$1,079,827
Accrued expenses	1,207,484	939,183
Current portion of notes payable	268,851	278,836
Current liabilities classified as held for sale	$2,701,459	$2,297,846

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 consisted of the following:

AMSG Loss from Discontinued Operations:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$11,350	$13,249
Cost of services	5,878	15,559
Gross profit (loss)	5,472	(2,310)
Operating expenses	60,424	93,059
Other income (expenses)	2,912	(5,748)
Provision for income taxes	-	-
Loss from discontinued operations	$(57,864)	$(89,621)

HTS Loss from Discontinued Operations:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$235,326	$499,317
Cost of services	20,134	30,082
Gross profit	215,192	469,235
Operating expenses	295,404	532,892
Other income	-	6,152
Provision for income taxes	-	-
Loss from discontinued operations	$(80,212)	$(69,809)

Consolidated Loss from Discontinued Operations:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$246,676	$512,566
Cost of services	26,012	45,641
Gross profit	220,664	466,925
Operating expenses	355,828	625,951
Other expense	2,912	404
Provision for income taxes	-	-
Loss from discontinued operations	$(138,076)	$(159,430)

Major line items constituting (loss) income from discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 consisted of the following:

AMSG (Loss) Income from Discontinued Operations:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$59,832	$92,090
Cost of services	29,638	37,773
Gross profit	30,194	54,317
Operating expenses	237,042	363,944
Other (income) expense	31,874	(819,258)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(238,722)	$509,631

HTS Loss from Discontinued Operations:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$706,795	$1,291,288
Cost of services	83,628	95,965
Gross profit	623,167	1,195,323
Operating expenses	1,176,381	1,577,046
Other income	-	12,121
Provision for income taxes	-	-
Loss from discontinued operations	$(553,214)	$(393,844)

Consolidated (Loss) Income from Discontinued Operations:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenue from services	$766,627	$1,383,378
Cost of services	113,266	133,738
Gross profit	653,361	1,249,640
Operating expenses	1,413,423	1,940,990
Other (income) expense	31,874	(807,137)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(791,936)	$115,787

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

Note 19 – Subsequent Events

Loans From Mr. Diamantis

Subsequent to September 30, 2019 and through November 30, 2019, Mr. Diamantis advanced the Company $0.7 million for working capital purposes. The Company incurred interest of $65,000 on the advance.

Issuance of Common Stock

Subsequent to September 30, 2019 and through December 26, 2019, the Company issued an aggregate of 1,250,000,000 shares of common stock for conversions of preferred stock. The following table presents the dilutive effect of our various potential common shares as of December 26, 2019.

December 26, 2019
Common shares outstanding	9,648,936,775
Dilutive potential shares:
Stock options	77
Warrants	634,525,355,377
Convertible debt	30,634,784,339
Convertible preferred stock	79,122,373,825
Total dilutive potential common shares, including outstanding common stock	753,931,450,393

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

Exchange of Series J Preferred Stock for Series K Preferred Stock

On December 23, 2019, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of its Series K Preferred Stock in exchange for the 250,000 shares of the Company’s Series J Preferred Stock. The holder of the Series J Preferred Stock was entitled to receive, when and as declared by the Board of Directors of the Company, but only out of funds that were legally available therefore, cumulative cash dividends at the rate of 8% of the stated value per annum on each share of Series J Preferred Stock. The Series J Preferred Stock had been issued to Alcimede on July 23, 2018 and upon the issuance of the Series K Preferred Stock to Alcimede, the shares of Series J Preferred Stock were cancelled. Under the Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock do not provide for cumulative dividends.

Redemption of Series G Preferred Stock

On December 9, 2019, the Company redeemed all 215 shares of its Series G Preferred Stock that were outstanding.

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

Our Hospital Operations net revenues were $3.9 million and $13.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $5.0 million and $9.8 million for the three and nine months ended September 30, 2018, respectively. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals. Our clinical laboratory operations outside of our hospitals are now minimal and the Company is actively discussing the disposal of the laboratory operations outside of the hospital locations. There can be no guarantee that any discussions will lead to a successful sale.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers, when operating, a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit providing telemetry services. The Company suspended operations of the hospital in June 2019 but is currently planning the reopening of the hospital. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center.

In addition, on March 5, 2019, we closed an asset purchase agreement (the “Purchase Agreement”) whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is located 33 miles east of our Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. We refer to the Jellico Community Hospital and CarePlus Center collectively as Jellico Community Hospital. The purchase price was approximately $0.7 million. This purchase price was made available by Mr. Diamantis, a director of the Company. Annual net revenues in recent years have been approximately $12.0 million, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the near future.

Going forward, we expect our Hospital Operations to provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Our Clinical Laboratory Operations net revenues were $(34,631) and $56,169 for the three and nine months ended September 30, 2019, respectively as compared to $17,569 and $177,890 for the three and nine months ended September 30, 2018. Our clinical laboratory operations outside of our hospitals are now minimal and the Company is actively discussing the disposal of the laboratory operations outside of the hospital locations. There can be no guarantee that any discussions will lead to a successful sale.

Departure of Director

On December 11, 2019, Dr. Kamran Ajami resigned as a director of the Company. In submitting his resignation; Dr. Ajami did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dr. Ajami had served as a director since April 9, 2017.

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

Our net loss from continuing operations for the three months ended September 30, 2019 was $12.1 million compared to net income of $97.4 million for the same period of a year ago. The change is primarily due to a gain of $109.3 million from the change in fair value of derivative instruments in the three months ended September 30, 2018 versus no change in the fair value of derivative instruments during the three months ended September 30, 2019. Also contributing to the change was other expense of $5.8 million in the three months ended September 30, 2019 compared to other income of $0.2 million in the comparable 2018 period. Partially offsetting these items was an improvement in the loss from continuing operations before other income (expense) and income taxes, which was $2.7 million in the three months ended September 30, 2019 compared to $2.8 million in the three months ended September 30, 2018 and interest expense of $3.6 million in the three months ended September 30, 2019 compared to $9.3 million in the three months ended September 30, 2018.

Our net loss from continuing operations for the nine months ended September 30, 2019 was $38.3 million compared to a net loss of $4.0 million for the same period of a year ago. The increase in the loss is primarily due to a gain of $13.7 million from the change in fair value of derivative instruments in the nine months ended September 30, 2018 compared to a loss of $0.1 million from the change in fair value of derivative instruments during the nine months ended September 30, 2019, other expense of $7.0 million in the nine months ended September 30, 2019 compared to other income of $0.6 million in the comparable 2018 period, loss from continuing operations before other income (expense) and income taxes of $12.3 million in the nine months ended September 30, 2019 compared to $8.9 million in the nine months ended September 30, 2018 and interest expense of $19.2 million in the nine months ended September 30, 2019 compared to $17.1 million in the nine months ended September 30, 2018.

Comparison for the three months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2019 and 2018 (unaudited):

	Three Months Ended September 30,
	2019		2018
		%		%
Net revenues	$3,885,977	100.0%	$5,039,112	100.0%
Operating expenses:
Direct costs of revenue	3,227,709	83.1%	3,350,286	66.5%
General and administrative expenses	3,163,624	81.4%	4,351,576	86.4%
Depreciation and amortization	199,996	5.1%	152,825	3.0%
Loss from operations before other income (expense) and income taxes	(2,705,352)	-69.6%	(2,815,575)	-55.9%
Other income (expense), net	(5,874,873)	-151.2%	188,658	3.7%
Change in fair value of derivative instruments	-	0.0%	109,305,331	2169.1%
Interest expense	(3,637,467)	-93.6%	(9,322,333)	-185.0%
Provision for income taxes	-	0.0%	-	0.0%
Net (loss) income from continuing operations	$(12,217,692)	-314.4%	$97,356,081	1932.0%

Net Revenues

Consolidated net revenues were $3.9 million for the three months ended September 30, 2019 as compared to $5.0 million for the three months ended September 30, 2018. Our Hospital Operations net revenues decreased by $1.1 million, which reflect a decrease in net revenues from Jamestown Regional Medical Center of $3.9 million, partially offset by $1.8 million of net revenues from Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019, and an increase in net revenues from Big South Fork Medical Center of $1.0 million. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. Our Clinical Laboratory Operations net revenue decreased by $52,200 for the 2019 period compared to the 2018 period. Net revenues for the three months ended September 30, 2019 and 2018, include bad debt expense elimination of $0.9 million and $1.8 million, respectively, for doubtful accounts and $23.3 million and $22.9 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $0.1 million compared to the three months ended September 30, 2018 due to a reduction in Clinical Laboratory Operations’ direct costs. As a percentage of net revenues, direct costs increased to 83.1% in the three months ended September 30, 2019 as compared to 66.6% in the comparable period. We attribute the increase in the percentage of net revenues primarily to the Company’s decision to suspend operations at Jamestown Regional Medical Center, which did not operate during the third quarter of 2019, following the termination of the Medicare program. Despite the suspension, we still incurred certain direct costs of revenue. On June 10, 2019, the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. Contributing to the increase in the direct costs as a percentage of net revenues for the three months ended September 30, 2019 compared to the comparable 2018 period was a decision to reassess our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the comparable 2018 period.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 27%, in the three months ended September 30, 2019 compared to the same period a year ago. The decrease was primarily due to a $0.8 million decrease in our Hospital Operations’ general and administrative expenses as well as a $0.2 million decrease in our Clinical Laboratory Operation’s general and administrative expenses and a $0.3 million decrease in our Corporate’s general and administrative expense. We attribute the decrease in our Hospital Operations general and administrative expenses primarily to the suspension of operations at Jamestown Regional Medical Center during the 2019 period.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Loss from continuing operations before other income (expense) and income taxes decreased by $0.1 million for the three months ended September 30, 2019 as compared to same period a year ago. The loss from our Clinical Laboratory Operations decreased by approximately $0.3 million, and the loss from Corporate decreased by approximately $0.3 million, which were partially offset by an increase in the loss from our Hospital Operations of $0.5 million. Contributing to the increase in the loss from our Hospital Operations for the three months ended September 30, 2019 compared to the comparable 2018 period was a decision to reassess our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the comparable 2018 period.

Other Income (Expense)

Other expense was $5.8 million for the three months ended September 30, 2019, compared to other income of $0.2 million for the same period a year ago. The expense in the three months ended September 30, 2019 was due to the loss on sale of receivables under a factoring arrangement of $0.7 million and penalties for non-payment of debentures at maturity of $5.1 million.

Change in Fair Value of Derivative Instruments

For the three months ended September 30, 2018, the Company realized income of $109.3 million for the change in fair value of derivative instruments. On September 23, 2018, the Company’s board of directors approved a reverse split of its common stock, which would provide sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As of September 23, 2018, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, the Company reclassified the derivative liability previously reported as a current liability to derivative income. We did not incur a change in fair value of derivative instruments in the 2019 period.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $3.6 million compared to $9.3 million for the three months ended September 30, 2018. Interest expense for the three months ended September 30, 2019 includes $1.8 million for interest on loans from a member of our board of directors, $1.4 million for the amortization of debt discount and deferred financing costs related to debentures and note payable and approximately $0.4 million of interest expense on debentures, notes payable and finance lease obligations. Interest expense for the three months ended September 30, 2018 included $9.0 million for the amortization of debt discount and deferred financing costs related to convertible debentures and warrants and $0.3 million for finance lease obligations.

Net Loss/Income From Continuing Operations

Our net loss from continuing operations for the three months ended September 30, 2019 was $12.1 million compared to net income of $97.4 million for the same period of a year ago. The change is primarily due to a gain of $109.3 million from the change in fair value of derivative instruments in the three months ended September 30, 2018 versus no change in the fair value of derivative instruments during the three months ended September 30, 2019. Also contributing to the change was other expense of $5.8 million in the three months ended September 30, 2019 compared to other income of $0.2 million in the comparable 2018 period. Partially offsetting these items was an improvement in the loss from continuing operations before other income (expense) and income taxes, which was $2.7 million in the three months ended September 30, 2019 compared to $2.8 million the three months ended September 30, 2018 and interest expense of $3.6 million in the three months ended September 30, 2019 compared to $9.3 million in the three months ended September 30, 2018.

The following table presents key financial metrics for our Hospital Operations segment:

	Three Months Ended September 30,
	2019	2018	Change	%
Hospital Operations

Net revenues	$3,920,608	$5,021,543	$(1,100,935)	-21.9%
Operating expenses:
Direct costs of revenue	3,226,509	3,156,461	70,048	2.2%
General and administrative expenses	2,280,667	3,119,994	(839,327)	-26.9%
Depreciation and amortization	182,832	39,669	143,163	360.9%

Loss from operations	$(1,769,400)	$(1,294,581)	$(474,819)	-36.7%

Number of Patients Served	9,607	3,044	6,563
Key Operating Measures - Net revenues per patient served:	$408.10	$1,649.65	N/A

Key Operating Measures - Direct cost of revenue per patient:	$335.85	$1,036.95	N/A

In the three months ended September 30, 2019, we reassessed our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended September 30,
	2019	2018	Change	%
Clinical Laboratory Operations

Net revenues (1)	$(34,631)	$17,569	$(52,200)	-297.1%
Operating expenses:
Direct costs of revenue	1,200	193,825	(192,625)	-99.4%
General and administrative expenses	250,041	257,877	(7,836)	-3.0%
Depreciation and amortization	10,036	112,908	(102,872)	-91.1%

Loss from operations	$(295,908)	$(547,041)	$251,133	45.9%

Key Operating Measures - Revenues: (1)
Insured tests performed	-	1,895	(1,895)	-100.0%
Net revenue per insured test	$-	$9.27	$(9.27)	-100.0%
Revenue recognition percent of gross billings		7.0%	-7.0%

Key Operating Measures - Direct Costs:
Total samples processed	-	1,259	(1,259)	-100.0%
Direct costs per sample	$-	$153.95	$(153.95)	-100.0%

(1)	No tests were performed in the three months ended September 30, 2019. The negative net revenue represents bad debt expense recorded in the period.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended September 30,
	2019	2018	Change	%
Corporate

Operating expenses:
General and administrative expenses	$632,916	$973,705	$(340,789)	-35.0%
Depreciation and amortization	7,128	248	6,880	2774.2%

Loss from operations	$(640,044)	$(973,953)	$333,909	34.3%

Comparison for the nine months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2019 and 2018 (unaudited):

	Nine Months Ended September 30,
	2019		2018
	$	%	$	%
Net revenues	$13,137,816	100.0%	$9,932,989	100.0%
Operating expenses:
Direct costs of revenue	12,072,442	91.9%	7,809,465	78.6%
General and administrative expenses	12,730,695	96.9%	10,240,434	103.1%
Depreciation and amortization	609,818	4.6%	804,074	8.1%
Loss from operations before other income (expense) and income taxes	(12,275,139)	-93.4%	(8,920,984)	-89.8%
Other income (expense)	(6,980,616)	-53.1%	609,719	6.1%
Gain on bargain purchase	250,000	1.9%	7,732,302	77.8%
Change in fair value of derivative instruments	(105,076)	-0.8%	13,688,678	137.8%
Interest expense	(19,229,232)	-146.4%	(17,075,437)	-171.9%
Provision for income taxes	-	0.0%	(76)	0.0%
Net loss from continuing operations	$(38,340,063)	-291.8%	$(3,965,798)	-39.9%

Net Revenues

Consolidated net revenues were $13.1 million for the nine months ended September 30, 2019, as compared to $9.9 million for the nine months ended September 30, 2018, an increase of $3.2 million. The increase in net revenues was due to net revenue from Jellico Community Hospital and CarePlus Center of $4.8 million, which were acquired on March 5, 2019. In addition, our Big South Fork Medical Center’s net revenue increased by $0.7 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increases were partially offset by a decrease in net revenues from Jamestown Regional Medical Center of $2.2 million for the nine months ended September 30, 2019 compared to the 2018 period. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The increase in Hospital Operations net revenues was offset by an approximately $0.1 million decrease in Clinical Laboratory Operations net revenues for the 2019 period compared to 2018 period. Net revenues for the nine months ended September 30, 2019 and 2018, include bad debt expense elimination of $4.8 million and $3.1 million, respectively, for doubtful accounts and $81.9 million and $40.7 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue increased by $4.3 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We attribute the increase to Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. As a percentage of net revenues, direct costs increased to 91.9% in the nine months ended September 30, 2019 as compared to 78.6% in the comparable period. We attribute the increase in the percentage of net revenues primarily to the Company’s decision to suspend operations at Jamestown Regional Medical Center, which did not operate during the third quarter of 2019, following the termination of the Medicare program. Despite the suspension, we still incurred certain direct costs of revenue. On June 10, 2019, the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. Also contributing to the increase in the direct costs as a percentage of revenue for the nine months ended September 30, 2019, was our decision to reassess our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

General and Administrative Expenses

General and administrative increased by $2.5 million, or 24.5%, in the nine months ended September 30, 2019 compared to the same period a year ago. The increase was primarily due to a $3.4 million increase in our Hospital Operations’ general and administrative expenses, partially offset by a decrease of $0.4 million decrease in our Clinical Laboratory Operations and a $0.5 million decrease in Corporate’s general and administrative expense.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.6 million for the nine months ended September 30, 2019 as compared to $0.8 million for the same period a year ago. The decrease is due to fully depreciating certain fixed assets in 2018. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss increased by $3.4 million for the nine months ended September 30, 2019 as compared to same period a year ago due to additional losses for our Hospital Operations. The increase in the loss from operations was due to the suspension of operations at Jamestown Regional Medical Center, which did not operate during the third quarter of 2019, following the termination of the Medicare program. Despite the suspension, we still incurred certain direct costs of revenue as well as general and administrative expenses. We also attribute the increase in the loss to the reassessment of our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the comparable 2018 period.

Other Income (Expense)

We incurred other loss of $7.0 million in the nine months ended September 30, 2019 as compared to income of $0.6 million in same period a year ago. The loss in the nine months ended September 30, 2019 was due to $5.7 million in penalties for non-payment of debentures on the maturity dates and $1.2 million of loss on sale under factoring arrangements.

Gain on Bargain Purchase

The gain on bargain purchase of $0.3 million for the nine months ended September 30, 2019 resulted primarily from intangible assets of Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. The gain on bargain purchase of $7.7 million for the nine months ended September 30, 2018 resulted primarily from real property of Jamestown Regional Medical Center, which was acquired on June 1, 2018.

Change in Fair Value of Derivative Instruments

For the nine months ended September 30, 2019, the Company realized a loss of $0.1 million for the change in fair value of derivative instruments, which represented the increase in the fair value of a derivative debenture due to the increase in the spread between the price of our common stock and the conversion price of the derivative in the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the Company realized income of $13.7 million for the change in fair value of derivative instruments. On September 23, 2018, the Company’s board of directors approved a reverse split of its common stock, which would provide sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As of September 23, 2018, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, the Company reclassified the derivative liability previously reported as a current liability to derivative income.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $19.2 million compared to $17.1 million for the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 includes $2.9 million for interest on loans from a member of our board of directors, $6.4 million for the amortization of debt discount and deferred financing costs related to debentures and note payable, $9.5 million for the modification of warrants and approximately $0.4 million of interest expense on debentures, notes payable and finance lease obligations. Interest expense for the nine months ended September 30, 2018 includes $16.1 million for the amortization of debt discount, including expense associated with the modification of warrants, and deferred financing costs related to convertible debentures and warrants and $1.0 million for interest on notes payable and finance lease obligations.

Net Loss From Continuing Operations

Our net loss from continuing operations for the nine months ended September 30, 2019 was $38.3 million compared to net loss of $4.0 million for the same period of a year ago. The increase in the loss is primarily due to a gain of $13.7 million from the change in fair value of derivative instruments in the nine months ended September 30, 2018 compared to a loss of $0.1 million from the change in fair value of derivative instruments during the nine months ended September 30, 2019, other expense of $7.0 million in the nine months ended September 30, 2019 compared to other income of $0.6 million in the comparable 2018 period, loss from continuing operations before other income (expense) and income taxes of $12.3 million in the nine months ended September 30, 2019 compared to $8.9 million in the nine months ended September 30, 2018 and interest expense of $19.2 million in the nine months ended September 30, 2019 compared to $17.1 million in the nine months ended September 30, 2018.

The following table presents key financial metrics for our Hospital segment:

	Nine Months Ended September 30,
	2019	2018	Change	%
Hospital Operations

Net revenues	$13,081,647	$9,755,099	$3,326,548	34.1%
Operating expenses:
Direct costs of revenue	12,068,460	7,574,619	4,493,841	59.3%
General and administrative expenses	9,426,928	6,002,037	3,424,891	57.1%
Depreciation and amortization	532,979	177,386	355,593	200.5%

Loss from operations	$(8,946,720)	$(3,998,943)	$(4,947,777)	-123.7%

Number of Patients Served	33,299	10,093	N/A

Key Operating Measures - Revenue per patient served:	$392.85	$966.52	N/A

Key Operating Measures - Direct costs of revenue per patient served:	$362.43	$750.48	N/A

In the nine months ended September 30, 2019, we reassessed our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment

	Nine Months Ended September 30,
	2019	2018	Change	%
Clinical Laboratory Operations

Net revenues	$56,169	$177,890	$(121,721)	-68.4%
Operating expenses:
Direct costs of revenue	3,982	234,846	(230,864)	-98.3%
General and administrative expenses	684,272	1,082,562	(398,290)	-36.8%
Depreciation and amortization	69,381	625,877	(556,496)	-88.9%

Loss from operations	$(701,466)	$(1,765,395)	$1,063,929	60.3%

Key Operating Measures - Revenues: (1)
Insured tests performed	78	3,444	(3,366)	-97.7%
Net revenue per insured test	NM	$51.65
Revenue recognition percent of gross billings		11.0%	-11.0%

Key Operating Measures - Direct Costs: (1)
Total samples processed	19	4,499	(4,480)	-99.6%
Direct costs per sample	NM	$52.20

(1)	Net revenue per insured test and direct costs of insured tests are not meaningful for the nine months ended September 30, 2019 due to the impact of the recovery of $74,000 of bad debt in the nine months ended September 30, 2019, partially offset by additional bad debt expense recorded in the period.

The following table presents key financial metrics for our Corporate group:

	Nine Months Ended September 30,
	2019	2018	Change	%
Corporate

Operating expenses:
General and administrative expenses	$2,619,495	$3,155,835	$(536,340)	-17.0%
Depreciation and amortization	7,458	811	6,647	819.6%

Loss from operations	$(2,626,953)	$(3,156,646)	$529,693	16.8%

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2019 and the year ended December 31, 2018, we financed our operations primarily from the sale of our equity securities, the issuance of debentures and advances from related parties and in the nine months ended September 30, 2019 from the sale of accounts receivable to factors. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, at September 30, 2019, we had $0.1 million cash on hand from continuing operations, a working capital deficit of $69.3 million, an accumulated deficit of $578.0 million and a stockholders’ deficit of $67.7 million. In addition, we incurred a loss from continuing operations of $39.1 million and cash used in operating activities of $14.4 million for the nine months ended September 30, 2019. As of the date of this report, our cash position is deficient and payments are not being made in the ordinary course. In addition, we have not repaid approximately $28.7 million of outstanding principal balance of debentures, including default penalties, which are past due. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $2.0 million per month for the nine months ended September 30, 2019.

We need to raise additional funds immediately and continue to do so until we begin to realize positive cash flow from operations. There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually achieve profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We received approximately $3.8 million in cash from issuances of debentures and $1.5 million from the issuance of a note payable during the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2019, we entered into five accounts receivable factoring arrangements, as more fully discussed in Note 4 to the accompanying condensed consolidated financial statements, and Mr. Diamantis, a member of our board of directors, advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital; (ii) $9.9 million, which was used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing; (iii) $1.9 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and (iv) $4.7 million for working capital purposes.

Subsequent to September 30, 2019 and through November 30, 2019, Mr. Diamantis advanced the Company $0.7 million, which was used for working capital purposes.

As of September 30, 2019, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018	Change

Cash	$107,472	$6,870	$100,602
Working capital deficit	(69,272,314)	(39,293,904)	(29,978,410)
Total debt, excluding discounts and derivative liabilities	47,636,055	26,418,305	21,217,750
Finance lease obligations	618,278	762,208	(143,930)
Stockholders’ deficit	$(67,644,949)	$(39,167,864)	$(28,477,085)

The following table presents the major sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change

Cash used in operations	$(14,420,826)	$(7,121,826)	$(7,299,000)
Cash (used in) provided by investing activities	(709,338)	461,242	(1,170,580)
Cash provided by financing activities	15,230,766	6,660,584	8,570,182

Net change in cash	100,602	-	100,602
Cash and cash equivalents, beginning of the year	6,870	-	6,870
Cash and cash equivalents, end of the period	$107,472	$-	$107,472

The components of cash used in operations for the nine months ended September 30, 2019 and 2018 are presented in the following table:

	Nine Months Ended September 30,
	2019	2018	Change

Net loss from continuing operations	$(38,340,063)	$(3,965,798)	$(34,374,265)
Non-cash adjustments to net loss	23,413,633	(4,346,430)	27,760,063
Accounts receivable	(3,525,152)	(5,648,343)	2,123,191
Inventory	82,010	-	82,010
Accounts payable, checks issued in excess of
bank balance and accrued expenses	4,604,504	7,225,248	(2,620,744)
(Loss) income from discontinued operations	(791,936)	115,787	(907,723)
Other	(46,485)	125,864	(172,349)
Net cash used in operating activities	(14,603,489)	(6,493,672)	(8,109,817)
Cash provided by (used in) discontinued operations	182,663	(628,154)	810,817
Cash used in operations	$(14,420,826)	$(7,121,826)	$(7,299,000)

Cash used in investing activities for the nine months ended September 30, 2019 was due primarily to $0.7 million for the acquisition of Jellico Community Hospital and CarePlus Center as well as $50,801 for purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2018 was due to the acquisition of Jamestown Regional Medical Center for $0.7 million and the purchases of property and equipment of $0.1 million, partially offset by proceeds from the sale of equipment under finance leases of $0.4 million. Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2018 consist of the $0.8 million received from the February 14, 2018 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011.

Cash provided by financing activities in the nine months ended September 30, 2019 consists of $16.5 million for the issuance of related party notes payable and advances, $2.7 million in proceeds from the sale of accounts receivable to factors, $3.8 million from the issuances of debentures and $1.5 million from the issuance of a promissory note. Cash used in financing activities in the nine months ended September 30, 2019 include $1.8 million of payments to factors, $5.0 million in payments on notes payable, $2.3 million for payments of related party notes payable and advances and $0.1 million for payments of finance lease obligations. Cash provided by financing activities for the nine months ended September 30, 2018 consists of the $8.0 million received from the issuances of debentures, and $3.6 million from related party notes and advances, partially offset by payments of related party notes and advances of $4.0 million, $0.3 million in payments of notes payable and $0.7 million of payment of finance lease obligations.

We need to raise additional funds immediately and continue to do so until we begin to realize positive cash flow from operations.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11, 12 and 13 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 753.9 billion at December 26, 2019.

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

As of September 30, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of Big South Fork, Jamestown and Jellico Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of September 30, 2019, we concluded that these material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019)

10.170	Form of Promissory Note (incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019)

10.171

Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019)

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

RENNOVA HEALTH, INC.

Date: December 30, 2019	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

