Form 10-K
period 2019-12-31
Rennova Health, Inc.
filed 2020-06-29
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $600,886.

As of May 31, 2020, the registrant had 9,898,936,775 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

Rennova Health, Inc. (together with its subsidiaries, “Rennova”, “we” or the “Company”) is a provider of health care services for healthcare providers, patients and individuals. Beginning in 2011 the Company owned and operated a number of clinical diagnostics laboratories which focused on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. The majority of the Company’s business was conducted in Florida. The Company invested in and developed a suite of software products to complement its diagnostics business and create an additional revenue stream. The Company also expanded its diagnostics business to include certain genetic diagnostics and interpretation of diagnostic outcomes in the cancer and pharmacogenomics sector. Adverse market conditions in the Company’s core diagnostics business in 2015 and 2016 caused a significant downturn in revenue and cash generation and caused the Company to reconsider its activities and direction. In late 2016 the Company decided to pursue the opportunity to acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. In 2018 and 2019, the Company focused on and operated two synergistic divisions: 1) Hospital Operations and 2) Clinical Laboratory Operations. Hospital Operations has become the principle business of Rennova. The Company now owns three hospitals, a physician’s office in Tennessee and a rural clinic in Kentucky. The facilities are Big South Fork Medical Center, which we opened on August 8, 2017 in Oneida Tennessee, Jamestown Regional Medical Center located in Jamestown Tennessee, which includes a doctor’s practice, the assets of which were acquired in the second quarter of 2018, pursuant to the terms of a definitive asset purchase agreement that we entered into on January 31, 2018 and Jellico Community Hospital in Jellico, Tennessee and an outpatient clinic in Williamsburg, Kentucky, the assets of which we acquired on March 5, 2019.

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this public Company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that terms including numbers or values for consideration shares will not change significantly before closing

The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders.

We have reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division and HTS had been included in the Company’s Supportive Software Solutions division. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the separation is complete.

As more fully discussed below, we received approximately $3.8 million and $9.0 million in cash from issuances of debentures during 2019 and 2018, respectively (see Note 9 to the consolidated financial statements), $4.8 million and $3.3 million in 2019 and 2018, respectively, in working capital advances from Mr. Diamantis, a former member of our board of directors, (see Notes 8 and 10 to the consolidated financial statements), $0.7 million from Mr. Diamantis for the acquisitions of Jellico Community Hospital and CarePlus Center (see Note 6 to the consolidated financial statements), $9.9 million in advances from Mr. Diamantis, which were used to repay obligations under a prepaid forward purchase contract (see Note 8 to the consolidated financial statements), $1.3 million in advances from Mr. Diamantis that were used to pay expenses incurred in connection with the prepaid forward purchase contract and $1.5 million from the issuance of a promissory note in 2019 (see Note 8 to the consolidated financial statements). In addition, during 2019, we entered into five accounts receivable factoring arrangements as more fully discussed in Note 4 to our consolidated financial statements. During 2018, we received $0.8 million from the sale of stock we owned. Subsequent to December 31, 2019 and through May 31, 2020, we received approximately $1.2 million from the issuance of a promissory note, approximately $2.4 million from a paycheck protection loan as more fully discussed below, approximately $7.4 million from Provider Relief Funds from the United States Department of Health and Human Services (“HHS”), and approximately $2.0 million in advances from Mr. Diamantis as more fully discussed in Note 21 to our consolidated financial statements.

Our net loss from continuing operations for the year ended December 31, 2019 was $46.9 million compared to a net loss of $13.6 million for the same period of a year ago. The increase in the loss is primarily due to a gain of $13.7 million from the change in fair value of derivative instruments in the year ended December 31, 2018 compared to a loss of $0.1 million from the change in fair value of derivative instruments during the year ended December 31, 2019, other expense of $9.3 million in the year ended December 31, 2019 compared to other income of $0.7 million in the comparable 2018 period, a $7.6 million gain on bargain purchase related to the Jamestown Regional Medical Center acquisition in 2018 compared to a gain on bargain purchase of $0.3 million on the purchase of Jellico Community Hospital and CarePlus Center in 2019, and the loss from continuing operations before other income (expense) and income taxes of $16.3 million in the year ended December 31, 2019 compared to $13.2 million in the year ended December 31, 2018. Partially offsetting the increase in the loss was a reduction of interest expense of $0.1 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 and a decrease of $0.8 million in the provision for income taxes in 2019 versus 2018.

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

Reverse Stock Split

On November 5, 2018, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-500 reverse stock split effective November 12, 2018 (the “Reverse Stock Split”). The stockholders of the Company had approved this amendment to the Company’s Certificate of Incorporation on August 22, 2018. The Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse split within certain specified effective dates.

As a result of the Reverse Stock Split, every 500 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on November 12, 2018. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts as of and for the years ended December 31, 2019 and 2018 have been restated to give effect to the Reverse Stock Split.

In addition, on September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of common stock and the par value of the Company’s common stock was decreased from $0.01 per share to $0.0001 per share. No additional change was made to the terms of the Company’s common stock as a result of the Reverse Stock Split and no change was made to the authorized preferred stock, which remains at 5,000,000 shares of preferred stock, par value $0.01 per share.

Recent Developments

Impact of the Pandemic

A novel strain of coronavirus (“COVID-19“) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased, particularly in the second quarter. As noted below, we have received PPP loans as well as provider relief funds from the federal government. If the COVID-19 pandemic continues for an extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

Series M Convertible Preferred Stock

On June 9, 2020, the company filed a certificate of designation to authorize 30,000 shares of Series M Convertible Preferred Stock with a stated value of $1,000 per share.

Exchange of Preferred Stock

On December 23, 2019 the Company entered into an exchange agreement with Alcimede LLC (“Alcimede”), of which Seamus Lagan, our Chief Executive Officer and Interim Chief Financial Officer, is the sole manager. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”) in exchange for the 250,000 shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred Stock”) held by Alcimede. The holder of the Series J Preferred Stock was entitled to receive, when and as declared by the Board of Directors of the Company, but only out of funds that were legally available therefor, cumulative cash dividends at the rate of 8% of the stated value per annum on each share of Series J Preferred Stock. The Series J Preferred Stock had been issued to Alcimede on July 23, 2018 and upon the issuance of the Series K Preferred Stock to Alcimede, the shares of Series J Preferred Stock were cancelled. Under the exchange agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock.

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into a second exchange agreement with Alcimede. Pursuant to the second exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. The Series K Preferred Stock had been issued to Alcimede on December 23, 2019 and upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. Shares of the Series K Preferred Stock were convertible immediately into common stock and were entitled to receive, when and as declared by the Board of Directors, dividends equal (on an as if converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock. The Series L Preferred Stock is not convertible into common stock prior to December 1, 2020 and is not entitled to receive any dividends.

Shareholder Proposal Approval

On May 7, 2020, Mr. Lagan and Alcimede LLC, the holders of an aggregate of 53,368 shares of common stock and 250,000 shares of Series L Preferred Stock, which votes with the common stock and the Series F Convertible Preferred Stock (the “Series F Preferred Stock”), with each share of Series L Preferred Stock having 40,000 votes, representing 50.25% of the total voting power of the Company’s voting securities, approved by written consent in lieu of a special meeting of stockholders the following proposal, which had previously been approved and recommended to be approved by the stockholders by the Board of Directors of the Company.

Proposal 1: To approve an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of our common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and grant authorization to our Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment.

The stockholder approval of the above proposal became effective on June 9, 2020.

Covid 19

Paycheck Protection Loan

As of May 7, 2020, the Company and its subsidiaries have received loan proceeds in the aggregate amount of approximately $2.4 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans.

The unforgiven portion of the PPP loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds are being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. To date, Company-owned facilities have received approximately $7,400,000 in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes.

Departure of Director

On February 26, 2020, Christopher E. Diamantis resigned as a director of the Company. In submitting his resignation, Mr.Diamantis did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr.Diamantis had served as a director since November 2, 2015 and previously, Mr. Diamantis served as a director of Medytox from April 24, 2013 to November 5, 2015.

Accounts Receivable Factoring Arrangements and Secured Installment Promissory Note

During 2019, the Company entered into five accounts receivable factoring arrangements. As of December 31, 2019, $1.1 million of outstanding accounts receivable were purchased but not yet paid to the factors. The factoring arrangements are more fully discussed in Note 4 to the consolidated financial statements. On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million the proceeds of which were used to satisfy in full the amounts due to the factors. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 are due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Installment Note is non-interest bearing and subject to late-payment fees of 10%.

2019 Debenture Offerings

During 2019, the Company issued debentures in the aggregate principal amount of $3.9 million and received proceeds of $3.8 million. At the Company’s option, the debentures may be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the debentures bore interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. As of December 31, 2019, the Company has recorded penalties, including penalty interest in the aggregate amount of $1.2 million as a result of non-payment of these debentures on December 31, 2019, the maturity date. Mr. Diamantis is a guarantor of the debentures.

Promissory Note

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which is net of $0.3 million of original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on or before November 8, 2019 and the remaining $0.9 million was due on or before December 26, 2019. The note does not bear interest except upon the occurrence of an event of default (as defined in the note). As of December 31, 2019, the Company had not repaid the note and, accordingly, the Company has accrued $0.1 million of penalty interest as a result of the non-payment. The note is unsecured and is guaranteed by Mr. Diamantis.

Separation Agreement

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this public Company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that terms including numbers or values for consideration shares will not change significantly before closing

The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Hospital Operations; and 2) Clinical Laboratory Operations through our clinical laboratory. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers, patients and hospital services.

Hospital Operations

We believe that the acquisition or development of rural hospitals will create a stable revenue base from a needed service and believe that we can expand the sales of our products and services to surrounding medical providers and doctors’ groups.

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

Jamestown Regional Medical Center

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of our Big South Fork Medical Center. The company suspended operations at the hospital in June 2019, as a result of the termination of its Medicare agreement. The hospital has received preliminary approval of its application to reactivate the Medicare agreement. The company continues to plan the reopening of the hospital upon securing adequate capital to do so.

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

The purchase price was $658,537. This purchase price was made available by Christopher Diamantis, a former director of the Company. Diligence, legal and other costs associated with the acquisition were approximately $250,000, meaning the total cost of acquisition to the Company was approximately $908,000.

Our hospital operations began on August 8, 2017, following the receipt of the required licenses and regulatory approvals and generated revenues of approximately $16.1 million during 2019 and approximately $14.4 million during 2018. During 2019 and 2018, based on our revenue collection history achieved, management recognized an approximately 13% and 17% hospital collection rate, respectively.

Clinical Diagnostics

Prior to our focus on hospital operations, our principal focus had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to physicians, clinics and rehabilitation facilities represented less than 1% of our revenues for the years ended December 31, 2019 and 2018, respectively. This sector has been fraught with difficulties over the past number of years as payers reduce reimbursement and cover for diagnostics in this sector. The lack of consistency between payer’s policies and their requirement for proof of medical necessity has created uncertainty for ordering physicians and testing laboratories and their ability to receive payment. In the first quarter of 2018, we reduced the number of laboratories we operate to one facility in Palm Beach County, Florida.

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

The Company owns and operates the following clinical laboratory:

Laboratory	Location
EPIC Reference Labs, Inc.	Riviera Beach, FL

During 2018 and 2019, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As a result, in an effort to reduce costs, the Company is currently operating its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring.

The Company intends to sell EPIC Reference Labs, Inc., meaning the Company would no longer own or operate clinical laboratories outside of the hospital labs.

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

Competition

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospitals, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, and other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in accountable care organizations (“ACOs”) or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

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

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our hospitals to dispense narcotics. They are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforecement Agency (“DEA”), the Food and Drug Administration (“FDA”), state health departments and other state agencies.

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If we fail to comply substantially with the numerous federal laws governing our businesses, our participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

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

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and all healthcare providers, such as our hospitals, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our hospitals and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our hospitals are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA require the use of a series of security standards for the protection of electronic health information. The HIPAA security standards rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications. We believe we are in compliance with all the aspects of the HIPAA security regulations.

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

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier’s jurisdiction. This clinical laboratory fee schedule is updated periodically. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

In addition to reimbursement rates, the Company is also impacted by changes in coverage policies. Congressional action in 1997 required the Department of Health and Human Services (“HHS”) to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. The final rules generally became effective in 2002,. Further, some payers require additional information to process claims, employ third-party utilization management tools or have implemented prior authorization policies, which delay or prohibit payment. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

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

Payment for Services

In each of 2019 and 2018, the Company’s Hospital Operations derived over 56% and 60% of their net sales directly from the Medicare and Medicaid programs. The Company’s Hospital Operations depend significantly on continued participation in these programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August, 2019 and continues to plan the reopening of this hospital upon securing adequate capital to do so.

In 2019 and 2018, the Company’s Clinical Laboratory Operations derived less than 10% of their net sales directly from the Medicare and Medicaid programs.

Further healthcare reform could occur in 2020, including changes to the Affordable Care Act and Medicare reform, initiatives to address surprise billing and increased price transparency, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals and laboratory in ways that are currently unpredictable.

Employees

As of May 31, 2020, we have 241 employees for our continuing operations, of which 99 are full time. Of our total employees from continuing operations, 0 are assigned to Clinical Laboratory Operations, 9 are assigned to corporate administration and 232 are assigned to our Hospital Operations. In addition, we have 3 employees associated with our discontinued operations. We continue to adjust our number of employees to achieve efficiencies and cost savings where applicable.

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

The current and potential effects of the coronavirus pandemic may materially adversely impact our business, results of operations and financial condition.

The coronavirus pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients may defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

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

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2019, we had a working capital deficit and accumulated deficit of $78.1 million and $586.9 million, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses attributable to common stockholders of $171.6 million and $245.9 million, respectively. In addition, our cash position is critically deficient, critical payments, including payroll taxes are not being made in the ordinary course of business, and we have significant indebtedness, the majority of which is past due and for which we do not have the financial resources to satisfy, all of which raises substantial doubt about our ability to continue as a going concern.

On June 10, 2020, the Company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this public Company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consumated or that terms including numbers or values for consideration shares will not change significantly before closing.

The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders.

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

Our hospital operations provided services to over 41,677 and 13,349 patients and recognized approximately $124.1 million and $88.0 million of gross revenues during 2019 and 2018, respectively. On March 5, 2019, we acquired certain assets of Jellico Community Hospital and CarePlus Center. On August 15, 2019, the Company received notice from CMS that the change of ownership for Jellico was effective from March 1, 2019, enabling the hospital, after almost six months of ownership, to bill and get paid for services since March 1, 2019.

The Company’s core business is now rural hospitals which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in the CMS-approved Medicare accreditation program were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. The Company has taken steps to re-enter the Medicare program and has received initial approval of its application to reactivate the Medicare agreement. The Company continues to plan the reopening of the hospital upon securing adequate capital to do so.

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

The proposed separation or spin offs of our Advanced Molecular Services Group and Health Technology Solutions are subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.

In 2017, we announced plans to separate our AMSG and HTS businesses as independent, publicly-traded companies.. Unanticipated developments could delay, prevent or otherwise adversely affect one or both of these proposed transactions, including but not limited to disruptions in general market conditions or potential problems, delays or difficulties in satisfying conditions and obtaining approvals and clearances or litigation or other legal proceedings that may arise. In addition, consummation of either transaction will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the separation or spin offs on the terms or on the timeline that we announced, if at all.

We will incur significant expenses in connection with the separation or spin offs, and such costs and expenses may be greater than we anticipate. In addition, completion of the separation or spin offs will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business operations. Any such difficulties could adversely affect our business, results of operations and financial condition.

The proposed separation or spin offs may not achieve some or all of the anticipated benefits.

If the separation or spin offs are completed, there is uncertainty as to whether the anticipated operational, financial and strategic benefits will be achieved. There can be no assurance that the combined value of the common stock of the publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separations not occurred. The combined value of the common stock of the companies could be lower than anticipated for a variety of reasons, including, but not limited to, the inability of the new companies to operate and compete effectively as independent entities, and the stock price of the common stock of each of the companies could experience periods of volatility. If we fail to achieve the anticipated benefits, our stock price could decline.

If the Company proceeds with the spin offs, and either spin off does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

If the Company proceeds with the spin offs, we intend to obtain an opinion of outside counsel regarding the qualification of the distribution in each spin off, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion will be based on and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Rennova and the new spin off company, including those relating to the past and future conduct of Rennova and the new spin off company. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or the new spin off company breach any of their respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. It is also possible that the U.S. Internal Revenue Service, or the IRS, could determine that the distribution in the spin off, together with certain related transactions, is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations, statements or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. If the distribution in the spin off, together with certain related transactions, is ultimately determined to be taxable, we and our stockholders that are subject to U.S. federal income tax could incur significant tax liabilities.

Our acquisitions of the Big South Fork Medical Center, Jamestown Regional Medical Center, Jellico Community Hospital and CarePlus Center do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as that of Big South Fork Medical Center, which was acquired in January of 2017 and that began operations on August 8, 2017, Jamestown Regional Medical Center, which was acquired on June 1, 2018, and Jellico Community Hospital and CarePlus Center which were acquired in March 2019, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations will result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties, including but not limited to:

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

We are unable to quantify the specific impact of current or recent economic conditions on our business, however, we believe that the economic conditions in the service areas in which our hospitals operate may have an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

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

During the years ended December 31, 2019 and 2018 and through the date of this report, we have relied on the sale of our equity securities, loans from a related party and convertible debentures to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2019 and 2018. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely affected, and we may not be able to continue as a going concern (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

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

A significant portion of our consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Over 56% and 60% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the years ended December 31, 2019 and 2018, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism and other criminal activities.

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek our services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

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

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with patients, and cause it to incur substantial additional costs and to become subject to litigation.

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

The Company receives certain personal and financial information about its patients. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we take reasonable and prudent steps to protect this information, a compromise in the Company’s security systems that results in patient personal information being obtained by unauthorized persons or the Company’s failure to comply with security requirements for financial transactions could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

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

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. Presently, our auditors are not required to audit internal controls over financial reporting. However, if in the future such a requirement arises, and in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees by the Company could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

The Company’s business and patient relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to conduct its business. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. As of December 31, 2019, we had total debt outstanding of approximately $49.0 million, all of which is short term and all of which is past due. In addition, our finance lease obligations were approximately $1.1 million at December 31, 2019, of which a majority of payments are past due. As a result of non-payment of past due debentures, notes payable and finance leases, we have recorded penalties of approximately $6.9 million and penalty interest of $1.7 million as of December 31, 2019.

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

Our management has determined that as of December 31, 2019, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

As a public company, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our board of directors and management and involves significant accounting, legal and other expenses. We will need to hire additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The following table presents the dilutive effect of our various potential common shares as of May 31, 2020:

May 31, 2020
Common shares outstanding	9,898,936,775
Dilutive potential shares:
Stock options	68
Warrants	634,525,355,376
Convertible debt	30,634,784,339
Convertible preferred stock	78,872,373,825
Total dilutive potential common shares, including outstanding common stock	753,931,450,383

As of May 31, 2020, the Company lacked a sufficient number of authorized shares of common stock to cover all potentially dilutive common shares outstanding. On May 31, 2020, the closing price of the Company’s common stock was $$0.0001 per share. Continued conversions and exercises of the Company’s outstanding securities into common stock have further depressed the market price of its common stock and have caused corresponding decreases of the exercise and conversion prices of much of the remaining convertible securities due to their anti-dilution provisions.

Effective June 9, 2020, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities as of May 31, 2020:

Location	Purpose	Type of Occupancy
Riviera Beach, Florida(1)	Laboratory	Leased through December 31, 2021
Oneida, Tennessee(2)	Medical Facility and Laboratory	Owned
Jamestown, Tennessee(2)	Medical Facility	Owned
Jellico Community Hospital(2)	Medical Facility	Leased through April 30, 2025
CarePlus Center(2)	Medical Facility	As long as center remains in location

(1)	Clinical Laboratory Operations segment.
(2)	Hospital Operations segment.

In addition to the leases listed above, the Company leased its Corporate offices, which were located in West Palm Beach, Florida. The Company vacated the premises in June 2019 and has not paid certain amounts due under the lease. The lease term was set to expire on February 29, 2020 in accordance with its term. In July 2019, the landlord of received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease. In June 2020, the Company reached a settlement with the landlord and has subsequently paid $150,000 toward the total judgment. These payments have been made under a payment plan agreed between the parties. Rennova is not currently in default on this payment agreement.

The table below summarizes certain information as to facilities used by our discontinued operations as of May 31, 2020:

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case was dismissed on June 22, 2020. The Companies’ case remains in the early stages.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments of approximately $45,000 to reduce the amount owed as of December 31, 2019. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued in the Company’s consolidated financial statements of approximately $0.4 million remained outstanding to the DOR at December 31, 2019.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at December 31, 2019 was $ 0.95 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at December 31, 2019.

On December 7, 2016, the holders of the Tegal Notes (see Note 8 to the consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As od December 31, 2019, the Company has repaid $5,795 of this amount. The company has agreed to enter into a payment program from July 2020 to resolve this matter.

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. During the year ended December 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Note 8 to the consolidated financial statements.

Two former employees of the Company’s CollabRx, Inc. subsidiary have filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. One former employee received a judgment in October 2018 for approximately $253,000. The other former employee received a judgment in December 2018 for approximately $173,000. The Company is considering its options to refute these matters and believes the claims against the Company to be frivolous and outside of entitlement and contractual agreements.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2.0 million plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the estimated principal balance and interest owed under the debenture agreement as of the year ended December 31, 2019. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund LP over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA is based on TCA’s application of prior payment made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than that reflected in its financial statements.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability in its consolidated financial statements at December 31, 2019.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. The amount of the settlement in this case of $110,000 was recorded as a liability at December 31, 2019 and paid in full during 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000 which the Company disputed, as it never received the goods or services implied.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company has accrued this potential liability in its consolidated financial statements as of December 31, 2019. In June 2020, the Company reached a settlement with the Plaintiff and has subsequently paid $150,000 toward the total judgment. These payments have been made under a payment plan agreed between the parties. Rennova is not currently in default on this payment agreement.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. (See Note 9 to the Company’s consolidated financial statements). This case is in the early stages.

In June 2019 CHSPCS obtained a judgment against the Company in the amount of $729,372. The Company believes that a number of insurance payments were made to CHSPCS after the Change of Ownership and will likely offset the majority of the claim made by CHSPCS.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works towards reopening the hospital. The hospital received initial approval of its application to reactivate the Medicare agreement in August 2019 and is currently planning the reopening of the hospital in the near future. Negotiations with vendors are ongoing.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017 our common stock is traded on the OTC Pink under the symbol “RNVA”. The following table sets forth the high and low sales prices per share of our common stock as reported for the periods indicated, as adjusted to reflect the Reverse Stock Splits. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
March 31, 2018	$20.00	$2.15
June 30, 2018	$14.55	$0.95
September 30, 2018	$1.40	$0.15
December 31, 2018	$0.15	$.0012
March 31, 2019	$0.0018	$0.0001
June 30, 2019	$0.0001	$0.0001
September 30, 2019	$0.0002	$0.0001
December 31, 2019	$0.0002	$0.0001

Holders

As of May 31, 2020, there were 18 holders of record of the Company’s common stock, which excludes stockholders whose shares are held in nominee or street name by brokers.

Dividend Distributions

We have never declared or paid any cash dividends on our common stock, nor do we anticipate any cash dividends on our common stock in the foreseeable future. Certain of our financing agreements prohibit the payment of cash dividends. The holders of our preferred stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock. No dividends have been declared by the Board as of December 31, 2019.

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

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	68	$1,152,616	—

Equity compensation plans not approved by stockholders	–	–	n/a

Total	68	$1,152,616	—

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

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Hospital Operations; and 2) Clinical Laboratory Operations. During 2017, we decided to separate two of our business divisions as more fully discussed below under the heading “Discontinued Operations.”

Our Hospital Operations represented approximately 99.6% and 99.1% of our revenues for the years ended December 31, 2019 and 2018, respectively. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals, and generated revenues of approximately $16.0 million and $14.4 million during 2019 and 2018, respectively. During 2019 and 2018, based on collection history achieved, management recognized collection rates for our hospitals of approximately 13% and 17%, respectively.

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

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center . The Company has suspended operations at the Jamestown hospital but plans to reopen it upon securing adequate capital to do so.

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

The purchase price was approximately $658,537. This purchase price was made available by Christopher Diamantis, a former director of the Company. Diligence, legal and other costs associated with the acquisition were approximately $250,000, meaning the total cost of acquisition to the Company was approximately $908,000. Annual net revenues in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the near future.

Going forward, we expect our Hospital Operations to provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to physicians, clinics and rehabilitation facilities represented 0.4% and 0.9% of our revenues for the years ended December 31, 2019 and 2018, respectively.

Discontinued Operations

On June 10, 2020, the Company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this public Company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consumated or that terms including numbers or values for consideration shares will not change significantly before closing.

The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders.

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

Outlook

We believe that the transition of our business model from diagnostics is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission based sales employees to generate sales. We currently operate two hospitals and a rural clinic in the same general geographic location and own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. While 2019 was a difficult year with unexpected disruption to revenue causing us to suspend operations at the Jamestown facility, we believe we will be successful in reopening this facility in the second half of 2020 and expect that to achieve more stable and predictable revenues and relative costs before year end. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place.

The coronavirus pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients may defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

Our Clinical Laboratory Operations revenues have decreased significantly over the past few years. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of lower third-party reimbursement and while we secured numerous in-network contracts with payers our status in many cases is as an “out of network” service provider. We continue in our efforts to collect reimbursement for services that we believe we were entitled to be paid for and remain confident that we will succeed in these efforts.

We believe that a successful separation of AMSG and HTS will allow each to focus on its own strengths and operational plans. We have agreed terms that will see these divisions combined into one publicly traded entity and believe this will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the separation is complete.

We received approximately $3.8 million, which is more fully discussed below, and $9.0 million in cash from issuances of debentures during 2019 and 2018, respectively (see Note 9 to the consolidated financial statements), $4.8 million and $3.3 million in 2019 and 2018, respectively, in working capital advances from Mr. Diamantis, a former member of our board of directors, (see Notes 8 and 10 to the consolidated financial statements), $0.7 million from Mr. Diamantis for the acquisitions of Jellico Community Hospital and CarePlus Center (see Note 6 to the consolidated financial statements), $9.9 million in advances from Mr. Diamantis, which were used to repay obligations under a prepaid forward purchase contract (see Note 8 to the consolidated financial statements), $1.3 million in advances from Mr. Diamantis that were used to pay expenses incurred in connection with the prepaid forward purchase contract and $1.5 million in net proceeds from the issuance of a promissory note in 2019 (see Note 8 to the consolidated financial statements). In addition, during 2019, we entered into five accounts receivable factoring arrangements as more fully discussed in Note 4 to our consolidated financial statements. During 2018, we received $0.8 million from the sale of stock we owned in another public company (see Note 18 to the consolidated financial statements). Subsequent to December 31, 2019 and through May 31, 2020, we received approximately $1.2 million from the issuance of a promissory note, approximately $2.4 million from a paycheck protection loan as more fully discussed below, we received approximately $7.4 million from Provider Relief Funds from the United States Department of Health and Human Services (“HHS”), and approximately $2.0 million in advances from Mr. Diamantis as more fully discussed in Note 21 to our consolidated financial statements.

Our net loss from continuing operations for the year ended December 31, 2019 was $47.3 million compared to net loss of $13.6 million for the same period of a year ago. The increase in the loss is primarily due to a gain of $13.7 million from the change in fair value of derivative instruments in the year ended December 31, 2018 compared to a loss of $0.1 million from the change in fair value of derivative instruments during the year ended December 31, 2019, other expense of $9.3 million in the year ended December 31, 2019 compared to other income of $0.6 million in the comparable 2018 period, a $7.6 million gain on bargain purchase related to the Jamestown Regional Medical Center acquisition in 2018 compared to a gain of bargain purchase of $0.3 million on the purchase of Jellico Community Hospital an CarePlus Center in 2019, and the loss from continuing operations before other income (expense) and income taxes of $16.3 million in the year ended December 31, 2019 compared to $13.2 million in year ended December 31, 2018. Partially offsetting the increase in the loss was a reduction of interest expense of $0.1 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 and a decrease of $0.8 million in the provision for income taxes in 2019 versus 2018.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements as of and for the year ended December 31, 2019.

Revenue Recognition

Revenue from Contracts with Customers

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during 2019 and 2018.

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

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts. Total gross revenues were reduced by approximately $8.4 million and $9.4 million for bad debt for the years ended December 31, 2019 and 2018, respectively. As required by Topic 606, after bad debt and contractual and related allowance adjustments to revenues of $99.9 million and $73.5 million, for the years ended December 31, 2019 and 2018, respectively, we reported net revenues of $16.0 million and $14.5 million. We continue to review the provision for bad debt and contractual allowances.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record an asset impairment charge in 2019. At December 31, 2018, we recorded an asset impairment charge of $0.2 million for an intangible asset acquired in the Jamestown Regional Medical Center acquisition in 2018.

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

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. We have determined that this amendment had a material impact on our consolidated financial statements and we early adopted this accounting standard. Deemed dividends of $123.9 million and $231.8 million were recorded in 2019 and 2018, respectively, as a result of the application of this amendment.

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

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. When stock options granted to employees are forfeited prior to completion of the vesting period, any previously recorded compensation expensed is reversed in the period of forfeiture.

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

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	$	%	$	%
Net revenues	$15,986,924	100.0%	$14,548,690	100.0%
Operating expenses:
Direct costs of revenue	14,845,240	92.9%	11,509,507	79.1%
General and administrative expenses	16,677,407	104.3%	14,826,160	101.9%
Asset impairment	-	0.0%	173,799	1.2%
Depreciation and amortization	795,201	5.0%	1,263,844	8.7%
Loss from operations	(16,330,924)	-102.2%	(13,224,620)	-90.9%
Interest expense	(21,730,066)	-135.9%	(21,532,678)	-148.0%
Other (expense) income	(9,340,244)	-58.4%	672,972	4.6%
Change in fair value of derivative instruments	(105,076)	-0.7%	13,696,214	94.1%
Gain on bargain purchase	250,000	1.6%	7,566,670	52.0%
Provision for income taxes	-	0.0%	766,070	5.3%
Net loss from continuing operations	$(47,256,310)	-295.6%	$(13,587,512)	-93.4%

Net Revenues

Consolidated net revenues were $16.0 million for the year ended December 31, 2019, as compared to $14.5 million for the year ended December 31, 2018, an increase of $1.5 million. The increase in net revenues was due to net revenue from Jellico Community Hospital and CarePlus Center of $6.6 million, which were acquired on March 5, 2019. In addition, our Big South Fork Medical Center’s net revenue increased by $0.2 million in 2019, as compared to 2018. The increases were partially offset by a decrease in net revenues from Jamestown Regional Medical Center of $5.3 million in year ended December 31, 2019 compared to the 2018. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The increase in Hospital revenue of $1.7 million was offset by a $0.1 million decrease in Clinical Laboratory Operations revenue for 2019 compared to 2018. The 2019 and 2018 net revenues include bad debt expense elimination of $8.4 million and $9.4 million, respectively, for doubtful accounts. Bad debt and contractual and related allowance adjustments to revenues were of $99.9 million and $73.5 million, for the years ended December 31, 2019 and 2018, respectively. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue increased by $3.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. We attribute the increase to Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. As a percentage of net revenues, direct costs increased to 92.9% in the year ended December 31, 2019 compared to 79.1% in the comparable period. We attribute the increase in the direct costs as a percentage of net revenues primarily to the Company’s decision to suspend operations at Jamestown Regional Medical Center, which did not operate during the last half of 2019, following the termination of the Medicare program. Despite the suspension, we still incurred certain direct costs of revenue. Also contributing to the increase in the direct costs as a percentage of revenue for 2019, was our decision to reassess our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the compared 2018 period.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 12.5%, for the year ended December 31, 2019, as compared to the same period of a year ago. The change is primarily due to Hospital Operations, which increased by $2.6 million, partially offset by the $0.4 million reduction in expenses associated with our Clinical Laboratory Operations and the $0.3 million decrease in Corporate’s general and administrative expenses.

Asset Impairment

We did not record an impairment charge during 2019. We determined that a non-compete intangible asset that was acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018 was impaired and, accordingly, we recorded an impairment charge of $0.2 million in the year ended December 31, 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased by $0.5 million during the year ended December 31, 2019, as compared with the year ended December 31, 2018, as we sold some Clinical Laboratory Operations equipment in 2018. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations Before Other Income (Expense) and Income Taxes

Our operating loss increased by $3.1 million for the year ended December 31, 2019, as compared to the same period a year ago due to additional losses for our Hospital Operations. The increase in the loss from operations was due to the suspension of operations at Jamestown Regional Medical Center, which did not operate during the second half of 2019, following the termination of the Medicare program. Despite the suspension, we still incurred certain direct costs of revenue as well as general and administrative expenses. We also attribute the increase in the loss to the reassessment of our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the comparable 2018 period, among other items.

Interest Expense

Interest expense for the year ended December 31, 2019 was $21.7 million, as compared to $21.5 million for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 included $1.6 million for interest on loans from a former member of our board of directors, and $16.2 million for the amortization of debt discount and deferred financing costs related to debentures and note payable, including $9.5 million for the modification of warrants issued in connection with debentures and approximately $3.6 million of interest expense on debentures, notes payable, finance lease obligations and the settlement of a prepaid forward purchase contract. Interest expense for the year ended December 31, 2018 included $17.6 million for the amortization of debt discount and deferred financial costs, including $6.4 million for the modification of warrants, related to convertible debentures and warrants.

Other Income (Expense)

We incurred other loss of $9.3 million in the year ended December 31, 2019, as compared to income of $0.7 million in the same period a year ago. The loss in 2019 was due to $6.9 million in penalties for non-payment of debentures on the maturity dates, $1.2 million of loss on sale under factoring arrangements and approximately $1.2 million of penalties related to past due payments of payroll taxes. The gain in 2018 resulted primarily from the sale of Clinical Laboratory Operations’ fixed assets.

Change in Fair Value of Derivative Instruments

For the year ended December 31, 2019, the Company realized a loss of $0.1 million for the change in fair value of derivative instruments, which represented the increase in the fair value of a derivative debenture due to the increase in the spread between the price of our common stock and the conversion price of the derivative in the year ended December 31, 2019. For the year ended December 31, 2018, the Company realized income of $13.7 million for the change in fair value of derivative instruments. On September 23, 2018, the Company’s board of directors approved a reverse split of its common stock, which would provide sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As of September 23, 2018, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, the Company reclassified the derivative liability previously reported as a current liability to derivative income.

Gain on Bargain Purchase

The gain on bargain purchase of $0.3 million for year ended December 31, 2019 resulted primarily from intangible assets of Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. The gain on bargain purchase of $7.6 million for year ended December 31, 2018 resulted from real property of Jamestown Regional Medical Center, which was acquired on June 1, 2018.

Provision for Income Taxes

We did not incur a tax provision for the year ended December 31, 2019. The provision for income taxes for the year ended December 31, 2018 of $0.8 million resulted from the completion of the Federal income tax audit for 2015 during 2018.

Net Loss from Continuing Operations

Our net loss from continuing operations for the year ended December 31, 2019 was $47.3 million compared to net loss of $13.6 million for the same period of a year ago. The increase in the loss is primarily due to a gain of $13.7 million from the change in fair value of derivative instruments in the year ended December 31, 2018 compared to a loss of $0.1 million from the change in fair value of derivative instruments during the year ended December 31, 2019, other expense of $9.3 million in the year ended December 31, 2019 compared to other income of $0.7 million in the comparable 2018 period, a $7.6 million gain on bargain purchase related to the Jamestown Regional Medical Center acquisition in 2018 compared to a gain of bargain purchase of $0.3 million on the purchase of Jellico Community Hospital and CarePlus Center in 2019, and the loss from continuing operations before other income (expense) and income taxes of $16.3 million in the year ended December 31, 2019 compared to $13.2 million in the year ended December 31, 2018. Partially offsetting the increase in the loss was a reduction of interest expense of $0.1 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 and a decrease of $0.8 million in the provision for income taxes in 2019 versus 2018.

We have made progress in expanding into a wider and more varied market place with our Hospital Operations, and that combined with our aggressive consolidation and cost cutting is expected to reduce the losses incurred in the future.

The following table presents key financial metrics for our Hospital Operations segment:

	Year Ended December 31,
Hospital Operations	2019	2018	Change	%

Net revenues	$15,927,983	$14,417,676	1,510,307	10.5%
Operating expenses:
Direct costs of revenue	14,759,258	11,286,278	3,472,980	30.8%
General and administrative expenses	11,513,840	8,893,785	2,620,055	29.5%
Asset impairment	-	173,799	(173,799)	0.0%
Depreciation and amortization	715,286	498,352	216,934	43.5%

Loss from operations	$(11,060,401)	$(6,434,538)	$(4,625,863)	71.9%

Number of Patients Served	41,677	13,349	28,328	212.2%

Key Operating Measures - Revenue per patient served	$382.18	$1,080.06	$(697.88)	-64.6%

Key Operating Measures - Direct costs of revenue per patient served	$354.13	$845.48	$(491.34)	-58.1%

In the year ended December 31, 2019, we reassessed our revenue rate at Big South Fork Medical Center to recognize revenue after contractual allowances at 10% based on the Company’s historical data compared to using an industry standard rate of 20% in the year ended December 31, 2018 period. Our aggregate collection rate for the years ended December 31, 2019 and 2018 was approximately 15% and 17%, respectively.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Year Ended December 31,
Clinical Laboratory Operations	2019	2018	Change	%

Net revenues	$58,941	$131,014	$(72,073)	-55.0%
Operating expenses:
Direct costs of revenue	85,982	223,229	(137,247)	-61.5%
General and administrative expenses	954,872	1,390,839	(435,967)	-31.3%
Depreciation and amortization	79,232	764,445	(685,213)	-89.6%

Loss from operations	$(1,061,145)	$(2,247,499)	$1,186,354	-52.8%

Key Operating Measures - Revenues: (1)
Insured tests performed	78	3,593	(3,515)	-97.8%
Net revenue per insured test	$755.65	$36.46	$719.19	1972.3%
Revenue recognition percent of gross billings	11.0%	11.0%	0.0%

Key Operating Measures - Direct Costs: (1)
Total samples processed	19	4,560	(4,541)	-99.6%
Direct costs per sample	$4,525.37	$48.95	$4,476.41	9144.2%

(1)	Net revenue per insured test and direct costs of insured tests are not meaningful for the year ended December 31, 2019 due to the impact of the recovery of $77,000 of bad debt in the year, partially offset by additional bad debt expense recorded in the period.

The decrease in general and administrative expenses is primarily due to the reduction in employee compensation and related costs, as we significantly reduced our headcount. Depreciation and amortization decreased as a result of the sale of certain fixed assets during 2018 as well as fully depreciating certain fixed assets during 2018 and 2019.

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
Corporate	2019	2018	Change	%

Operating expenses:
General and administrative expenses	$4,208,695	$4,541,536	$(332,841)	-7.3%
Depreciation and amortization	683	1,047	(364)	-34.8%

Loss from operations	$(4,209,378)	$(4,542,583)	$333,205	-7.3%

The $0.3 million decrease in general and administrative expenses is mainly the result of a $0.8 million reduction in stock related compensation expense, partially offset by an increase in legal settlement expenses of approximately $0.5 million, among other fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2019 and 2018, we financed our operations primarily from the issuance of debentures and advances from related parties. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

At December 31, 2019, we had $16,933 cash on hand from continuing operations, a working capital deficit of $78.1 million and accumulated deficit of $586.9 million. In addition, we incurred a loss from continuing operations of $47.3 million for the year ended December 31, 2019. As of the date of this report, our cash position is deficient; and payments for our operations in the ordinary course are not being made. In addition, we have not repaid approximately $49.0 million of outstanding principal balance of debentures and promissory notes, including default penalties, which are past due and approximately $0.8 million of finance leases, the majority of which is past due. Our fixed operating expenses include payroll, finance and operating lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $3.0 million per month for the year ended December 31, 2019.

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

We received approximately $3.8 million and $9.0 million in cash from issuances of debentures during 2019 and 2018, respectively (see Note 9 to the consolidated financial statements), $4.8 million and $3.3 million in 2019 and 2018, respectively, in working capital advances from Mr. Diamantis, a former member of our board of directors, (see Notes 8 and 10 to the consolidated financial statements), $0.7 million for the acquisitions of Jellico Community Hospital and CarePlus Center (see Note 6 to the consolidated financial statements), $9.9 million in advances from Mr. Diamantis, which were used to repay obligations under a prepaid forward purchase contract (see Note 8 to the consolidated financial statements), $1.3 million in advances from Mr. Diamantis that were used to pay expenses incurred in connection with the prepaid forward purchase contract and $1.5 million, which is net of discount and financing fees, from the issuance of a promissory note in 2019 (see Note 8 to the consolidated financial statements). In addition, during 2019, we entered into five accounts receivable factoring arrangements as more fully discussed in Note 4 to our consolidated financial statements. During 2018, we received $0.8 million from the sale of stock we owned (see Note 18 to our consolidated financial statements). Subsequent to December 31, 2019 and through May 31, 2020, we received approximately $1.2 million from the issuance of a promissory note, approximately $2.4 million from a paycheck protection loan as more fully discussed below, we received approximately $7.4 million from Provider Relief Funds from the United States Department of Health and Human Services (“HHS”), and approximately $2.0 million in advances from Mr. Diamantis as more fully discussed in Note 21 to our consolidated financial statements.

As of December 31, 2019, we were party to legal proceedings, which are presented in Note 16 to the accompanying consolidated financial statements.

The following table presents our capital resources as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018	Change

Cash	$16,933	$6,870	$10,063
Working capital deficit	(78,073,092)	(39,293,904)	(38,444,617)
Total debt, excluding discounts and derivative liabilties	49,010,905	26,918,305	22,092,600
Finance lease obligations	1,119,418	762,208	357,210
Stockholders’ deficit	(76,519,721)	(39,167,864)	(37,351,857)

The following table presents the major sources and uses of cash for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change

Cash used in operations	$(13,731,006)	$(7,678,731)	$(6,052,275)
Cash (used in) provided by investing activities	(658,664)	662,577	(1,321,241)
Cash provided by financing activities	14,399,733	7,023,024	7,376,709

Net change in cash	10,063	6,870	3,193
Cash and cash equivalents, beginning of the year	6,870	-	6,870
Cash and cash equivalents, end of the year	$16,933	$6,870	$10,063

The components of cash used in operations for the years ended December 31, 2019 and 2018 are presented in the following table:

	Year Ended December 31,
	2019	2018	Change

Net loss from continuing operations	$(47,256,310)	$(13,587,512)	$(33,668,798)
Non-cash adjustments to income	25,076,846	(2,054,462)	27,131,308
Accounts receivable	(959,855)	(2,840,437)	1,880,582
Inventory	156,485	234,194	(77,709)
Accounts payable and accrued expenses	9,915,648	10,493,696	(578,048)
Loss from discontinued operations	(777,511)	(434,843)	(342,668)
Other	(18,364)	882,246	(900,610)
Net cash used in operating activities	(13,863,061)	(7,307,118)	(6,555,943)
Cash provided by (used in) discontinued operations	132,055	(371,613)	503,668
Cash used in operations	$(13,731,006)	$(7,678,731)	$(6,052,275)

Cash used in investing activities for the year ended December 31, 2019 was due to $0.7 million for the acquisition of Jellico Community Hospital and CarePlus Center in March 2019. Cash provided by investing activities for the year ended December 31, 2018 is due to the sale of property and equipment of $0.7 million, and the sale of shares of stock that we owned of $0.8 million, offset by cash of $0.6 million used to acquire Jamestown Regional Medical Center and $0.2 million used to purchase property and equipment.

Cash provided by financing activities in the year ended December 31, 2019 consists of $16.7 million for the issuance of related party notes payable and advances, $2.7 million in proceeds from the sale of accounts receivable to factors, $3.8 million from the issuances of debentures and $1.5 million from the issuance of a promissory note. Cash used in financing activities in the year ended December 31, 2019 include $2.8 million of payments to factors, $5.0 million in payments on notes payable, $2.3 million for payments of related party notes payable and advances and $0.1 million for payments of finance lease obligations. Cash provided by financing activities for the year ended December 31, 2018 of $7.0 million consists of $9.0 million from the issuances of debentures, and $3.3 million from related party loans and advances, offset by $4.0 million of repayments of related party loan and advances and $1.3 million of payments of finance lease obligations.

The Company had 9,648,936,775 and 128,567,273 shares of common stock issued and outstanding at December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company issued an aggregate of 9,400,754,118 shares of its common stock upon conversion of $1.3 million of Series I-2 Convertible Preferred Stock and 119,615,384 shares of its common stock for the cashless exercise of warrants.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 13, 14 and 21 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents, including common stock outstanding totaled 753.9 billion at December 31, 2019.

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

As of December 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized recurring losses, negative cash flows from operations, and currently has minimal revenue producing activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

June 25, 2020

We have served as the Company’s auditor since 2018.

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$16,933	$6,870
Accounts receivable, net	3,565,447	3,811,749
Inventory	614,344	453,402
Prepaid expenses and other current assets	487	78,820
Income tax refunds receivable	642,503	631,077
Current assets of AMSG and HTS classified as held for sale	505,389	140,352
Total current assets	5,345,103	5,122,270

Property and equipment, net	8,231,830	8,526,904
Intangibles, net	509,443	259,443
Deposits	337,153	278,864
Right-of-use assets	274,747	-
Non-current assets of AMSG and HTS classified as held for sale	9,383	11,819

Total assets	$14,707,659	$14,199,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.6 million and $0.4 million, respectively)	$13,691,250	$8,155,955
Checks issued in excess of bank balance	275,124	109,695
Accrued expenses (includes related parties amount of $2.0 million and $0.3 million, respectively)	14,583,954	10,711,281
Income taxes payable	1,373,669	1,400,651
Current portion of notes payable	3,977,710	7,083,505
Current portion of notes payable, related parties	15,159,455	800,000
Current portion of finance lease obligations	1,119,418	730,665
Current portion of debentures	29,873,740	12,776,316
Right-of-use operating lease obligations	116,037	-
Derivative liabilities	455,336	350,260
Current liabilities of AMSG and HTS classified as held for sale	2,792,502	2,297,846
Total current liabilities	83,418,195	44,416,174

Other liabilities:
Finance lease obligations, net of current portion	-	31,543
Right-of-use operating lease obligations	158,710	-
Total liabilities	83,576,905	44,447,717

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	1,815,181	3,084,153

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 0 and 215 shares issued and outstanding	-	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 0 and 250,000 shares issued and outstanding	-	2,500
Series K preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 9,648,936,775 and 128,567,273 shares issued and outstanding	964,894	12,857
Additional paid-in-capital	509,437,399	375,845,883
Accumulated deficit	(586,942,014)	(415,046,606)
Total stockholders’ deficit	(76,519,721)	(39,167,864)
Total liabilities and stockholders’ deficit	$14,707,659	$14,199,300

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Net revenues	$15,986,924	$14,548,690

Operating expenses:
Direct costs of revenue	14,845,240	11,509,507
General and administrative	16,677,407	14,826,160
Asset impairment	—	173,799
Depreciation and amortization	795,201	1,263,844
Total operating expenses	32,317,848	27,773,310

Loss from continuing operations before other (expense) income and income taxes	(16,330,924)	(13,224,620)

Other (expense) income:
Interest expense	(21,730,066)	(21,532,678)
Other (expense) income	(9,340,244)	672,972
Change in fair value of derivative instruments	(105,076)	13,696,214
Gain on bargain purchase	250,000	7,566,670
Total other (expense) income	(30,925,386)	403,178

Net loss from continuing operations before income taxes	(47,256,310)	(12,821,442)

Provision for income taxes	—	766,070

Net loss from continuing operations	(47,256,310)	(13,587,512)

Net loss from discontinued operations	(777,511)	(434,843)

Net loss	(48,033,821)	(14,022,355)
Deemed dividend from trigger of down round provision feature	(123,861,587)	(231,843,826)
Net loss to common shareholders	$(171,895,408)	$(245,866,181)

Net loss per common share:
Basic and diluted: continuing operations	$(0.03)	$(24.49)
Basic and diluted: discontinued operations	$—	$(0.04)

Total Basic and diluted	$(0.03)	$(24.53)
Weighted average number of common shares outstanding during the period:
Basic and diluted	5,585,772,738	10,022,180

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2019

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)
Common stock issued in cashless exercise of warrants	-	-	119,615,384	11,962	(11,962)	-	-
Conversion of Series I-2 Preferred stock into common stock	-	-	9,400,754,118	940,075	328,897	-	1,268,972
Exchange of Series J Preferred stock for Series K Preferred	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series K Preferred stock	250,000	2,500	-	-	-	-	2,500
Redemption of Series G Preferred stock	(215)	(2)	-	-	(98)	-	(100)
Stock based compensation	-	-	-	-	(51,899)	-	(51,899)
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	9,464,991	-	9,464,991
Net loss	-	-	-	-	-	(48,033,821)	(48,033,821)
Balance at December 31, 2019	2,000,010	$20,000	9,648,936,775	$964,894	$509,437,399	$(586,942,014)	$(76,519,721)

The accompanying notes are an integral part of these consolidated financial statements

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2018

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	39,502	$4	$128,549,458	$(169,180,425)	$(40,613,461)
Conversion of Series I-2 Preferred stock into common stock	-	-	106,335,991	10,634	1,502,471	-	1,513,105
Conversion of Series H Preferred stock into common stock	(50)	-	40,000	4	(4)	-	-
Common stock issued in cashless exercise of warrants	-	-	17,788,579	1,779	4,617,371	-	4,619,150
Shares of Series J Preferred stock issued in settlement of notes payable	250,000	2,500	-	-	247,500	-	250,000
Exchange of convertible debentures for Series I-2 Preferred stock	-	-	-	-	1,420	-	1,420
Conversion of debentures into common stock	-	-	4,221,601	422	8,127,622	-	8,128,044
Stock based compensation	-	-	-	-	285,992	-	285,992
Deemed dividend from trigger of down round provision feature	-	-	-	-	231,843,826	(231,843,826)	-
Restricted stock issued to employees	-	-	142,667	14	477,919	-	477,933
Shares returned to treasury	-	-	(123)	-	-	-	-
Adjust for fractional shares in reverse stock split	-	-	(944)	-	-	-	-
Beneficial conversion feature of convertible debentures	-	-	-	-	192,308	-	192,308
Net loss	-	-	-	-	-	(14,022,355)	(14,022,355)
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash flows used in operating activities:
Net loss from continuing operations	$(47,256,310)	$(13,587,512)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	795,201	1,263,844
Loss on receivables sold to factors	1,361,053	-
Stock issued for services	-	477,933
Stock-based compensation	(51,899)	285,992
Penalty for non-payment of debentures	6,893,940	-
Amortization of debt discount, including modification of warrants	16,223,475	17,558,008
Change in fair value of derivative instruments	105,076	(13,696,214)
Gain on purchase of hospitals and medical center	(250,000)	(7,566,670)
Asset impairment	-	173,799
Gain on disposal of property and equipment	-	(551,155)
Loss from discontinued operations	(777,511)	(434,843)
Changes in operating assets and liabilities:
Accounts receivable	(959,855)	(2,840,437)
Prepaid expenses and other current assets	78,333	237,561
Inventory	156,485	234,194
Security deposits	(58,289)	(94,143)
Accounts payable and checks issued in excess of bank balance	5,870,198	4,076,972
Accrued expenses	4,214,923	6,416,726
Income tax assets and liabilities	(38,408)	738,827
Net cash used in operating activities of continuing operations	(13,693,588)	(7,307,118)
Net cash provided by (used in) operating activities of discontinued operations	132,055	(371,613)
Net cash used in operating activities	(13,561,533)	(7,678,731)

Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(127)	(213,105)
Purchase of hospitals and medical center	(658,537)	(634,721)
Proceeds from the sale of property and equipment	-	710,403
Net cash used in investing activities of continuing operations	(658,664)	(137,423)
Net cash provided by investing activities of discontinued operations	-	800,000
Net cash (used in) provided by investing activities	(658,664)	662,577

Cash flows provided by (used in) financing activities:
Proceeds from receivables sold to factors	2,650,000	-
Receivables paid to factors	(2,804,896)	-
Proceeds from issuance of related party notes payable and advances	16,669,455	3,312,348
Proceeds from issuance of debentures	3,845,000	9,000,000
Payments on related party notes payable and advances	(2,310,000)	(3,972,348)
Proceeds from notes payable	1,600,000	-
Payments on notes payable	(5,005,795)	-
Redemption of Series G Preferred Stock	(100)	-
Payments on capital lease obligations	(143,931)	(1,316,929)
Payments of financing fees on notes payable	(100,000)	-
Payments on right of use liability	(169,473)	-
Cash paid for fractional shares in connection with reverse stock split	-	(47)
Net cash provided by financing activities of continuing operations	14,230,260	7,023,024
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	14,230,260	7,023,024

Net increase in cash	10,063	6,870
Cash at beginning of period	6,870	-
Cash at end of period	$16,933	$6,870

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

Reverse Stock Split

On November 5, 2018, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-500 reverse stock split effective November 12, 2018 (the “Reverse Stock Split”). The stockholders of the Company had approved this amendment to the Company’s Certificate of Incorporation on August 22, 2018 for the November 12, 2018 reverse stock split. The Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse split within certain specified effective dates.

As a result of the Reverse Stock Split, every 500 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on November 12, 2018. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts as of and for the years ended December 31, 2019 and 2018 have been restated to give effect to the Reverse Stock Split.

Jamestown Regional Medical Center Medicare Agreement

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. The hospital received initial approval of its application to reactivate the Medicare agreement in August of 2019 and is currently planning the reopening of the hospital in the near future.

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

As reflected in the consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $78.1 million and $586.9 million, respectively, at December 31, 2019. In addition, the Company had a loss from continuing operations of approximately $47.3 million and cash used in operating activities of $13.7 million for the year ended December 31, 2019. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. The Company plans to separate out its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies in either a spin off or transaction with a publicly quoted company. Completion of this separation is now expected to occur in the third quarter of 2020. The separations are subject to numerous conditions, including effectiveness of Registration Statements that may need to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the separation of AMSG and HTS is to create separate public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

The Company’s core business is now rural hospitals which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital, fully align its operating costs, increase its revenues, and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

The Company has reclassified certain amounts in the 2018 consolidated financial statements to be consistent with the 2019 presentation. The reclassification had no impact on financial position, operations or cash flows for the year ended December 31, 2018.

Comprehensive Loss

During the years ended December 31, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at December 31, 2019 and 2018.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during 2019 and 2018.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At December 31, 2019 and 2018, estimated contractual allowances of $99.9 million and $63.0 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 7% and 11% for the years ended December 31, 2019 and 2018, respectively.

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

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts. Total gross revenues for Hospital and Clinical Laboratory Operations were reduced by approximately $8.4 million and $9.4 million for bad debt for the years ended December 31, 2019 and 2018, respectively. As required by Topic 606, after bad debt and contractual and related allowance adjustments to revenues of $99.9 million and $73.5 million, for the years ended December 31, 2019 and 2018, respectively, we reported net revenues of $16.0 million and $14.5 million. We continue to review the provision for bad debt and contractual and related allowances. See Note 4 – Accounts Receivable.

Leases, Including the Adoption of ASU No. 2016-02

We adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 11.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during 2019. At December 31, 2018, the Company recorded an asset impairment charge of $0.2 million for an intangible asset acquired in the Jamestown Regional Medical Center acquisition in 2018 – see Note 6.

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

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. The Company has early adopted this accounting standard update. Deemed dividends of $123.9 million and of $231.8 million were recorded for the years ended December 31, 2019 and 2018, respectively, as a result of down round provision features. See Note 12 for an additional discussion of derivative financial instruments.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. When stock options granted to employees are forfeited prior to completion of the vesting period, any previously recorded compensation expensed is reversed in the period of forfeiture. See Note 14 for an additional discussion of stock options.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2019 and 2018.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common shareholders is the same for periods with a net loss. See Note 3 for the computation of loss per share for the years ended December 31, 2019 and 2018.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating segments as of December 31, 2019: Hospital Operations and Clinical Laboratory Services (see Note 17).

Note 3 – Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common shareholders, by (ii) the weighted-average number of shares of common stock outstanding during the period.

Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the years ended December 31, 2019 and 2018, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Numerator
Net loss from continuing operations	$(47,256,310)	$(13,587,512)
Deemed dividend from trigger of down round provision feature	(123,861,587)	(231,843,826)
Net loss available to common shareholders, continuing operations	$(171,117,897)	$(245,431,338)
Net loss from discontinued operations	$(777,511)	$(434,843)
Net loss available to common shareholders	$(171,895,408)	$(245,866,181)

Denominator
Basic and diluted weighted average common shares outstanding	5,585,772,738	10,022,180

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(0.03)	$(24.49)
Basic and diluted, discontinued operations	$(0.00)	$(0.04)
Total basic and diluted	$(0.03)	$(24.53)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Year Ended December 31,
	2019	2018
Warrants	634,525,355,377	53,130,510,439
Convertible preferred stock	79,122,373,825	7,863,880,588
Convertible debt	30,634,784,339	2,179,779,002
Stock options	68	77
	744,282,513,609	63,174,170,106

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 13 and 14). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock and common stock equivalents totaled 723 billion at May 31, 2020 as more fully discussed in Note 21. See Note 14 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Accounts receivable - Hospital Operations	$26,687,028	$31,607,644
Accounts receivable - Clinical Laboratory Operations	-	622,009
Total accounts receivable	26,687,028	32,229,653
Less:
Allowance for discounts - Clinical Laboratory Operations	-	(573,584)
Allowance for discounts - Hospital Operations	(16,801,910)	(25,066,799)
Allowance for bad debts	(5,245,817)	(2,777,521)
Accounts receivable owed to factors	(1,073,854)	-
Accounts receivable, net	$3,565,447	$3,811,749

For the years ended December 31, 2019 and 2018, bad debt expense was $8.4 million and $9.4 million, respectively.

Accounts Receivable Factoring Arrangements

During the year ended December 31, 2019, the Company entered into five accounts receivable factoring arrangements. The aggregate amount of accounts receivable sold on a non-recourse basis, was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, less $0.1 million of origination fees. As of December 30, 2019, $1.1 million was outstanding and owed to two of the factors under two of these arrangements.

On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million the proceeds of which were used to satisfy in full the amounts due to the factors. The Installment Note is more fully discussed in Note 21.

Note 5 – Property and Equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018

Medical equipment	$2,338,989	$1,946,000
Land	574,100	550,700
Buildings	6,548,560	6,482,260
Equipment	437,029	437,029
Equipment under finance leases	742,745	742,745
Furniture	235,156	244,828
Leasehold improvements	1,303,131	1,303,131
Vehicles	56,624	56,624
Computer equipment	251,432	224,447
Software	724,126	724,126
	13,211,892	12,711,890
Less accumulated depreciation	(4,980,062)	(4,184,986)
Property and equipment, net	$8,231,830	$8,526,904

Effective June 1, 2018, the Company acquired certain assets and liabilities related to Jamestown Regional Medical Center and on March 5, 2019, the Company acquired certain assets and liabilities related to Jellico Community Hospital and CarePlus Center. The Company has acquired property and equipment of $7.1 million and $0.5 million for the Jamestown Regional Medical Center and the Jellico Community Hospital and CarePlus Center acquisitions, respectively. These acquisitions are more fully discussed in Note 6.

Property and equipment are depreciated on a straight-line basis over their respective lives. The buildings are being depreciated over 39 years, leasehold improvements are depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $0.8 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the years ended December 31, 2019 and 2018.

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

The fair value of the assets acquired, net of the liabilities assumed, was approximately $8.2 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was estimated to be $7.6 million and has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of HMA Fentress County General Hospital and Jamestown HMA Physician Management, LLC.

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

The intangible assets acquired in the Jamestown acquisition consisted of the following at December 31, 2019 and 2018:

	Acquired in 2018	Life	Impairment in 2018	Amortization for the Year Ended December 31, 2018	Carrying Value December 31, 2018	Carrying Value December 31, 2019
Certificate of need	$259,443	Infinite	$-	$-	$259,443	$259,443
Non-compete	245,363	2 yrs	(173,799)	(71,564)	-	-
Total intangibles	$504,806		$(173,799)	$(71,564)	$259,443	$259,443

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

The purchase price was $658,537. This purchase price was made available by Mr. Diamantis, a former director of the Company. The total cost of the acquisition was approximately $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs were fully expensed in 2019.

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

The fair value of the assets acquired, net of the liabilities assumed, was $0.9 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was $0.25 million and has been treated as a gain on bargain purchase in accordance with ASC 805. The gain is primarily due to the value of the intangible assets acquired. In addition, after evaluation, the Company has made no material adjustments to the preliminary allocation set forth below. The purchase price allocation was based, in part, on management’s knowledge of hospital operations.

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

	Year Ended
	December 31,
	2019	2018
	(unaudited)
Net revenue	$18,436,924	$32,900,378
Net loss from continuing operations	(47,453,669)	(18,373,953)
Net loss	(48,231,180)	(18,808,796)
Deemed dividend from trigger of down round provision feature	(123,861,587)	(231,843,826)
Net loss to common stockholders	$(172,092,767)	$(250,652,622)

Net loss per common share:
Basic and diluted continuing operations	$(0.01)	$(1.80)
Basic and diluted loss to common stockholders	$(0.03)	$(24.52)

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018

Accrued payroll and related liabilities	$7,859,739	$3,400,052
Accrued interest	4,905,749	5,464,837
Accrued legal	1,308,997	814,853
Other accrued expenses	509,469	1,031,539
Accrued expenses	$14,583,954	$10,711,281

Accrued payroll and related liabilities included approximately $1.3 million for penalties associated with $5.4 million of past due payroll taxes. Accrued interest at December 31, 2019 and December 31, 2018 included accrued interest of $1.6 million and $0.3 million, respectively, on loans made to the Company by Mr. Diamantis, a former member of our board of directors. Accrued interest at December 31, 2018 included $4.9 million of interest due under the terms of a settlement agreement for a prepaid forward purchase contract related to accounts receivable, which was paid by Mr. Diamantis on behalf of the Company during the year ended December 31, 2019, as more fully discussed in Note 8.

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2019 and December 31, 2018, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2019	December 31, 2018
Loan payable under prepaid forward purchase contract (1)	$-	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,741,893	1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	335,817	341,612

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees with $1.0 million of principal due on November 8, 2019 and $0.9 million of principal due December 26, 2019	1,900,000	-

	3,977,710	7,083,505
Less current portion	(3,977,710)	(7,083,505)
Notes payable - third parties, net of current portion	$-	$-

(1) The loan payable under prepaid forward purchase contract has been fully settled during the year ended December 31, 2019 as more fully discussed below under the heading “Notes Payable –Related Parties”.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses at December 31, 2019. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 9) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment.

In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund LP over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA is based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 16). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2019, the Company has paid $5,795 of these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which is net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments have not been paid. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2 million for non-payment of the promissory note. As a result of the payment default, the Company has accrued “penalty” interest in the amount of $0.1 million as of December 31, 2019.

Notes Payable – Related Parties

	December 31, 2019	December 31, 2018

Loan payable to Christopher Diamantis	$15,159,455	$800,000

Total notes payable, related parties	$15,159,455	$800,000

Less current portion of notes payable, related parties	$(15,159,455)	$(800,000)
Total notes payable, related parties long-term, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference. Christopher Diamantis, a director of the Company until his resignation on February 26, 2020, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105.

During the year ended December 31, 2019, in addition to the $9,937,105 that Mr. Diamantis loaned the Company in connection with the settlement of the prepaid forward purchase contract discussed above, Mr. Diamantis advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital as more fully discussed in Note 6; $1.3 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and $4.8 million for working capital purposes. During the year ended December 31, 2019, we accrued interest of $1.6 million on the advances from Mr. Diamantis and we repaid $2.3 million of principal to Mr. Diamantis. Interest accrues on advances from Mr. Diamantis at a flat rate of 10%. Therefore, the Company had loans and accrued interest payable to Mr. Diamantis at December 31, 2019 and 2018 of approximately $17.0 million and $1.1 million, respectively. See Note 21 for the discussion of additional advances made by Mr. Diamantis to the Company subsequent to December 31, 2019.

Note 9 – Debentures

The carrying amount of all outstanding debentures as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Debentures	$29,873,740	$19,034,800
Discount on debentures	—	(6,247,469)
Deferred financing fees	—	(11,015)

	29,873,740	12,776,316
Less current portion	(29,873,740)	(12,776,316)
Debentures, long term, net of current portion	$—	$—

As of December 31, 2019, $30 million of principal balance of outstanding debentures, which includes $6.9 million of non-payment penalties, were not paid, on various maturity dates. The $6.9 million of non-payment penalties is included on the statements of operations in other expense.

As of December 31, 2019, $2.0 million of principal balance of outstanding debentures issued in March 2017 (the “March 2017 Debentures”) were not paid as of March 21, 2019, the maturity date, $5.9 million of principal balance of outstanding debentures issued in September 2017 (the “September 2017 Debentures”) were not paid as of September 19, 2019, the maturity date and $11.2 million of principal balance of debentures issued during 2018 (“the 2018 Debentures”) were not paid as of September 19, 2019, the maturity date. The Company has accrued penalties in connection with these non-payments in the amount of $5.7 million as of December 31, 2019. As of the date of this report, these debentures have still not been paid and remain outstanding, and the Company has been accruing interest on these debentures at the default rate of 18% per annum since the dates of the payment defaults. A total of $1.4 million of interest expense has been accrued as of December 31, 2019 as a result of these defaults.

March 2017 Debentures

The March 2017 Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March 2017 Debentures to $.000085 per share as of December 31, 2019, due to prices at which the Company has subsequently issued shares of common stock. The March 2017 Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures. The conversion price of the March 2017 Debentures as of December 31, 2019 stated above reflect an amendment to remove a floor in the conversion price of the debentures as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March 2017 Debentures. The March 2017 Debentures are secured by all the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and December 31, 2019, holders of the March Debentures converted an aggregate of $14.0 million of these debentures into 4,258,172 shares of common stock.

September 2017 Debentures

The September 2017 Debentures contain customary affirmative and negative covenants. The September 2017 Debentures may be converted at any time into shares of the Company’s common stock. The conversion price is 85% of the volume weighted average price at the time of conversion, but not less than the floor of $390.00 per share. The conversion price of the September 2017 Debentures is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The Company’s obligations under the September 2017 Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets. On October 30, 2017, the Company entered into exchange agreements (“Exchange Agreements”) with the holders of the September 2017 Debentures to provide that the holders may, from time to time, exchange, currently at the Company’s option, their September 2017 Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”) (See Note 13). On February 8, 2018, $1.4 million of the September 2017 Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $0.7 million. On July 16, 2018, $1.7 million of the September 2017 Debentures were exchanged for 2,176.9 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $0.8 million. The Series I-2 Preferred Stock is more fully discussed in Note 13.

The March 2017 Debentures and the September 2017 Debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 14.

The 2018 Debentures

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5.5 million in the offerings net of the original issue discount of $1,310,000. On July 16, 2018, August 2, 2018, September 6, 2018 and November 8, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $4.3 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $3.5 million. The conversion terms of these debentures are the same as those in the September 2017 Debentures, as more fully described above, with the exception of the floor conversion price, which is $.052 per share. These debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements at the Company’s option.

Debentures Issued in 2019

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

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, the “June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Purchase Agreement, dated as of August 31, 2017. At the Company’s option, the June 2019 Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the June 2019 Debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

The debentures issued in 2019 were not paid on December 31, 2019, the maturity date. As of December 31, 2019, the Company has accrued $1.2 million of penalties as a result of the non-payments. As of December 31, 2019, the Company has recorded interest expense associated with these debentures of $0.7 million, including $8,949 of penalty interest.

The debentures issued during the years ended December 31, 2019 and 2018, were issued at discounts of $0.1 million and $2.2 million, respectively, and accordingly, the Company realized a total of $3.8 million and $9.0 million, respectively, in proceeds from the issuances of the debentures during 2019 and 2018. As of December 31, 2019, these discounts have been fully amortized. These discounts represented original issue discounts, the relative fair value of the warrants issued with the debentures, the value of the modifications of certain of these warrants, and the relative fair value of the beneficial conversion features of the debentures. During the years ended December 31, 2019 and 2018, the Company recorded approximately $16.2 million and $17.6 million, respectively, of such amortization of debt discount expense in connection with the debentures and warrants. These amounts include debt discount amortization, which resulted from the modification of warrants as more fully discussed in Notes 12 and 14.

See Notes 3, 14 and 21 for a discussion of the dilutive effect of the outstanding convertible debentures, warrants and convertible preferred stock as of December 31, 2019 and May 31, 2020.

Note 10 – Related Party Transactions

In addition to the transactions discussed in Notes 1, 8 and 21, the Company had the following related party activity during the years ended December 31, 2019 and 2018:

Alcimede billed $0.4 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively, pursuant to a consulting agreement originally entered into in 2012. It is subject to annual renewals. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 14).

The terms of the foregoing activity, including those discussed in Notes 1, 8, and 21, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 11 – Finance and Operating Lease Obligations

As more fully discussed in Note 2, we adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach.

Generally, we use our estimated weighted average cost of capital at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at December 31, 2019:

	Balance Sheet Classification	December 31, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$274,747
Finance leases	Property and equipment, net	1,119,418
Total lease assets		$1,394,165

Liabilities:
Current:
Operating leases	Right-of-use operating lease assets	$116,037
Finance leases	Current liabilities	1,119,418
Noncurrent:
Operating leases	Right-of-use operating lease obligations	158,710
Finance leases	Long-term debt	—

Total lease liabilities		$1,394,165

Weighted-average remaining term:
Operating leases		2.02 years
Finance leases		0.08 years
Weighted-average discount rate:
Operating leases (1)		13.0%
Finance leases		5.122%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

Equipment leased under finance leases consisted of the following:

	December 31,	December 31,
	2019	2018

Medical equipment	$742,745	$742,745
Less accumulated depreciation (1)	(711,490)	(723,318)

Net	$31,255	$19,427

The following table presents certain information related to lease expense for finance and operating leases for the year ended December 31, 2019:

Year Ended December 31, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$(11,827)
Interest on lease liabilities	184,997
Operating leases:
Short-term lease expense (2)	356,075
Total lease expense	$529,245

(1)	The depreciation for the year ended December 31, 2019 has been adjusted for depreciation recorded in the prior year.
(2)	Expenses are included in general and administrative expenses in our consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for year ended December 31, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$246,033
Operating cash flows for finance leases	$—
Financing cash flows for finance lease payments	$143,931

Aggregate future minimum rentals under right-of-use operating and finance leases are as follows:

	Right-of-Use
	Operating Leases	Finance Leases
January 1, 2020 to December 31, 2020	$144,422	$1,316,564
January 1, 2021 to December 31, 2021	136,592	—
January 1, 2022 to December 31, 2022	29,247	—
January 1, 2023 to December 31, 2023	9,749	—
January 1, 2024 to December 31, 2024	—	—
Total	320,010	1,316,564

Less interest	(45,264)	(197,146)
Present value of minimum lease payments	274,747	1,119,418

Less current portion of lease obligations	(116,037)	(1,119,418)
Lease obligations, net of current portion	$158,710	$0

Rent expense for the years ended December 31, 2019 and 2018 was $0.4 million and $0.6 million, respectively.

At December 31, 2019, the Company was in default of substantially all its finance lease obligations, therefore the aggregate future minimum rentals and accrued interest under finance leases in the amount of $0.8 million are deemed to be immediately due.

Note 12 – Derivative Financial Instruments and Fair Value

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2019 and 2018, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total

As of December 31, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of December 31, 2018:
Embedded conversion options	$-	$-	$350,260	$350,260
Total	$-	$-	$350,260	$350,260

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2018 and 2019:

Balance at December 31, 2017	$12,435,250
Gain on change in fair value of debentures and warrants (1)	(15,167,335)
Fair value of warrants exercised	(4,619,150)
Fair value of debentures converted	(1,408,901)
Fair value of debentures exchanged for Series I-2 Preferred Stock	(1,420)
Modification of warrants	8,603,069
Convertible debt	508,747
Balance at December 31, 2018	$350,260
Change in fair value of debentures	105,076
Balance at December 31, 2019	$455,336

(1)	In addition to the gain on change in fair value of debentures and warrants of $15.2 million during the year ended December 31, 2018, the Company recorded a loss on the exchange of convertible debentures for shares of its Series I-2 Preferred Stock of approximately $1.5 million, as more fully discussed in Note 13. Therefore, the total change in the fair value of derivative instruments for the year ended December 31, 2018 was a net gain of $13.7 million.

The Company utilized the following methods to value its derivative liabilities as of December 31, 2019 and December 31, 2018, for embedded conversion options valued at $455,336 and $350,260, respectively. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability

During the year ended December 31, 2019, the Company extended the exercise period of the outstanding Series B Warrants (Series B Warrants are more fully discussed in Notes 12 and 14) twice, once to September 2019 and the second time to March 31, 2022 and recorded interest expense of $9.5 million, which represented the aggregate fair value of the modifications. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification terms and related assumptions of risk free rates ranging from 2.44% to 2.46%, volatility ranging from 182.9% to 204.4% and weighted average remaining lives of .24 years to .36 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.23% to 2.49%, volatility ranging from 198.3% to 259.4% and weighted average remaining lives of .48 years to 2.89 years, the changes in the fair value of the warrant instruments as a result of the modifications were estimated.

During the year ended December 31, 2018, the Company extended the exercise period of the outstanding Series B Warrants twice, once to March 21, 2019 and the second time to June 21, 2019 and recorded an additional discount on the Series B Warrants of approximately $8.6 million as a result of the extensions, $6.4 million of which was included in interest expense in 2018 and the remainder was included in interest expense in 2019. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification term and related assumptions of risk free rates ranging from 1.91% to 2.32%, volatility ranging from 184.0% to 296.3% and weighted average remaining life of .33 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.09% to 2.56%, volatility ranging from 208.2% to 249.1% and weighted average remaining life of .65 years, the change in the fair value of the warrant instruments as a result of the modifications was estimated on each date.

During the years ended December 31, 2019 and 2018, the conversions of preferred stock and debentures triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models in the year ended December 31, 2019: risk free rates ranging from 2.4% to 2.6% and volatility ranging from 189.5% to 273.1% and weighted average life of 0.3 to 3.2 years. The following assumptions were utilized in the Black Scholes valuation models in the year ended December 31, 2018: risk free rates ranging from 2.47% to 2.98%, volatility ranging from 167% to 257% and a weighted-average remaining life of 2.87 years. The incremental value of the debentures and warrants of $123.9 million and $231.8 million, respectively, was recorded as deemed dividends for the years ended December 31, 2019 and 2018. Deemed dividends are also discussed in Notes 2 and 3.

Effective June 9, 2020, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

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

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of the September 2017 Debentures to provide that the holders may, from time to time, exchange their September 2017 Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The exchange agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September 2017 Debentures on various closing dates starting on December 2, 2017. At the holder’s option each holder could reduce the principal amount of September 2017 Debentures exchanged on any particular closing date, or elect not to exchange any September 2017 Debentures at all on a closing date. If a holder did choose to exchange less principal amount of September 2017 Debentures, or no September 2017 Debentures at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September 2017 Debenture surrendered to the Company at any closing date, the Company would issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company.

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

On February 9, 2018, the holders exchanged a portion of the September 2017 Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September 2017 Debentures and the Company issued an aggregate of 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, the holders exchanged a portion of the September 2017 Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September 2017 Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. The Company recorded a loss of approximately $1.5 million as a result of these exchanges. In 2018, the holder converted 1,286.141 shares of Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock.

See Notes 3, 14, and 21 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of December 31, 2019 and May 31, 2020.

Note 14 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of December 31, 2019, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of its Series I-2 Preferred Stock (both of which are more fully discussed in Note 13), 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock and 250,000 shares of its Series K Convertible Preferred Stock.

In December 2019, the Series G Preferred Stock, which had a stated value of $1,000 per share and was convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion, was redeemed for $100.

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion. On June 28, 2018, 50 shares of the Series H Preferred Stock were converted into 40,000 shares of the Company’s common stock.

In connection with the acquisition of Genomas, Inc., on September 27, 2017 (the operations of Genomas, Inc. are included in our discontinued operations, which are more fully discussed in Note 18), the Company issued 1,750,000 shares of its Series F Convertible Preferred Stock valued at $174,097. Each share of the Series F Preferred Stock is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time after the first anniversary of the issuance date at the option of the holder at a conversion price equal to the greater of $14,625 or the average closing price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is 120. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. At any time, from time to time after the first anniversary of the issuance date, the Company has the right to redeem all or any portion of the outstanding Series F Preferred Stock at a price per share equal to $1.95 plus any accrued but unpaid dividends. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

On December 23, 2019, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede LLC (“Alcimede”), of which Seamus Lagan, our Chief Executive Officer, is the sole manager as previously stated. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”) in exchange for the 250,000 shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred Stock”) held by Alcimede. The holder of the Series J Preferred Stock was entitled to receive, when and as declared by the Board of Directors of the Company, but only out of funds that were legally available therefor, cumulative cash dividends at the rate of 8% of the stated value per annum on each share of Series J Preferred Stock. The Series J Preferred Stock had been issued to Alcimede on July 23, 2018 and upon the issuance of the Series K Preferred Stock to Alcimede, the shares of Series J Preferred Stock were cancelled. Under the Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock do not provide for cumulative dividends. Subsequent to December 31, 2019, Alcimede LLC exchanged the Series K Preferred Stock for Series L Convertible Preferred Stock as more fully discussed in Note 21.

The following table summarizes the activity in the Company’s various classes of Preferred Stock included in Stockholders’ Deficit for the years ended December 31, 2019 and 2018:

	Series G		Series H		Series F		Series J		Series K		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	215	$2	60	$-	1,750,000-	$17,500	-	$-	-	$-	1,750,275	$17,502
Conversion of Series H Preferred Stock into common stock	-	-	(50)	-	-	-	-	-	-	-	(50)	(50)
Issuance of Series J Preferred Stock	-	-	-	-	-	-	250,000	2,500	-	-	250,000	2,500
Balance December 31, 2018	215	$2	10	$-	1,750,000	$17,500	250,000	$2,500	-	$-	2,000,225	$20,002

	Series G		Series H		Series F		Series J		Series K		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	215	$2	10	$-	1,750,000-	$17,500	250,000	$2,500	-	$-	2,000,225	$20,002
Redemption of Series G Preferred Stock	(215)	(2)	-	-	-	-	-	-	-	-	(215)	(2)
Exchange of Series J Preferred Stock for Series K Preferred Stock	-	-	-	-	-	-	(250,000)	(2,500)	-	-	(250,000)	(2,500)
Issuance of Series K Preferred Stock	-	-	-	-	-	-	-	-	250,000	2,500	250,000	2,500
Balance December 31, 2019	0	$0	10	$-	1,750,000	$17,500	0	$0	250,000	$2,500	2,000,010	$20,000

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

The Company had 9,648,936,775 and 128,567,273 shares of common stock issued and outstanding at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company issued 9,400,754,118 shares of common stock upon the conversion of 1078.63 shares of its Series I-2 Preferred Stock and 119,615,384 shares of common stock upon the cashless exercise of warrants.

Restricted Stock

During 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The grants fully vested immediately. The Company recognized stock-based compensation in 2018 in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share. In addition, the Company recorded $189,209 of compensation expense in 2018 related to vesting of restricted stock that had been issued in 2017.

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

Effective June 9, 2020, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2019 and 2018:

	Number of options	Weighted- average exercise price	Weighted- average contractual term
Outstanding at December 31, 2017	77	$1,036,374	8.33
Granted	-
Expired	-
Forfeit	-
Outstanding at December 31, 2018	77	$1,037,374	7.33
Granted	-
Expired	-
Forfeit	(9)
Outstanding at December 31, 2019	68	$1,152,616	6.33

Exercisable at December 31, 2019	68	$1,152,616

As a result of the forfeiture of 9 unvested stock options during 2019, the Company reversed compensation expense previously recorded in prior years resulting in a net reduction of compensation expense of $51,900 for the year ended December 31, 2019. The Company recognized stock option expense of approximately $0.1 million for the year ended December 31, 2018. As of December 31, 2019, the weighted average remaining contractual life was 6.33 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2019 and 2018 was $0. As of December 31, 2019, there was no remaining compensation expense as all of the outstanding options had fully vested. The Company estimated forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the model.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2019:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$2,250,500	22	6.25	$2,250,500	$-	22	$2,250,500	$-
$1,125,500	22	6.25	$1,125,500	-	22	$1,125,500	-
$225,000	12	6.33	$225,000	-	12	$225,000	-
$67,500	12	6.54	$67,500	-	12	$67,500	-
	68		$1,152,616	$–	68	$1,152,616	$-

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the years ended December 31, 2019 and 2018, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of the warrants decreased and they became exercisable into an additional 582.2 billion shares and 53.2 billion shares of common stock, respectively. These warrants were issued in connection with the issuances of the March 2017 Debentures and the September 2017 Debentures, which are more fully discussed in Note 9.

Warrants Issued with March 2017 Debentures

In connection with the March 2017 Debentures, the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At December 31, 2019, these warrants were exercisable into an aggregate of approximately 564.8 billion shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At December 31, 2019, the Series A Warrants were exercisable for 211.3 billion shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At December 31, 2019, the Series B Warrants were exercisable for 135.2 billion shares of the Company’s common stock and were initially exercisable for a period of 18 months. During 2018, the Company extended the exercise period twice, once to March 21, 2019 and the second time to June 21, 2019 and during 2019 the Company again extended the exercise period twice, once to September 21, 2019 and a second time to March, 31, 2022. As a result of these extensions, the Company recorded additional interest expense as more fully discussed in Note 12. At December 31, 2019, the Series C Warrants were exercisable for 218.3 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2019, the Series A, Series B and Series C Warrants each have an exercise price of $0.000085 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections. For the years ended December 31, 2019 and 2018, reductions in the exercise prices of the March Warrants have given rise to deemed dividends as more fully discussed in Notes 2, 3 and 12.

In connection with the September 2017 Debentures, the Company issued warrants to purchase shares of the Company’s common stock. At December 31, 2019, these warrants were exercisable into approximately 69,355 shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C warrants (collectively the “September Warrants”). At December 31, 2019, the Series A Warrants were exercisable for an aggregate of 23,118 shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At December 31, 2019, the Series B Warrants were exercisable for an aggregate of 23,119 shares of the Company’s common stock and were initially exercisable for a period of 18 months. During 2018, the exercise period of the Series B Warrants was extended to June 19, 2019. On March 27, 2019, the expiration date of these Series B Warrants was extended 90 days to September 21, 2019 and again on May 10, 2019 the expiration date was extended to March, 31, 2022. These extensions resulted in de minimus amounts of interest expense. At December 31, 2019, the Series C Warrants were exercisable for an aggregate of 23,118 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2019, the September Warrants exercise price was $390.00 per share. The September Warrants contain down round provisions, subject to a floor of $390.00 per share. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

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

The following summarizes the information related to warrant activity during the years ended December 31, 2019 and 2018:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2017	4,352,806	$22.17820
Increase in warrants during the period as a result of down round provisions	53,234,923,889
Warrants exchanged during the period	(2,760,079)	$(0.17000)
March Warrants exercised during the period	(106,006,177)	$(0.04189)
Balance at December 31, 2018	53,130,510,439	$0.00172
Increase in warrants during the period as a result of down round provisions	582,209,844,938
March Warrants exercised during the period	(755,000,000)	$0.00034
Balance at December 31, 2019	634,585,355,377	$0.00014

See above and Notes 3 and 12 for a discussion of the dilutive effect of the outstanding warrants.

Note 15 – Income Taxes

The provision for income taxes for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Current
Federal	$-	$766,070
State	-	-
	-	766,070

Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$766,070

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	2019	2018
	%	%
Federal statutory rate	21.0	21.0
Permanent and other items	(10.67)	(5.81)
Federal income taxes audit and other adjustments		93.55
Change in valuation allowance	(10.3)	(102.77)
	0.03	5.97

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2019 and 2018.

Deferred tax assets and liabilities are comprised of the following at December 31, 2019 and 2018:

	2019	2018
Deferred income tax assets:
Amortization	$868,974	$914,520
Net operating loss carryforward	16,053,316	19,567,649
Allowance for doubtful accounts	1,559,750	703,873
Charitable contributions	623	593
Stock options	970,496	936,641
Accrued liabilities	467,086	390,041
Business interest expense	2,323,330	989,408
Deferred state tax asset	1,428,268	1,139,059
	23,671,843	24,641,784

Deferred income tax liabilities:
Depreciation	(1,578,355)	(2,301,605)
	(1,578,355)	(2,301,605)
Deferred tax asset, net	22,093,488	22,340,179

Less: valuation allowance	(22,093,488)	(22,340,179)

Net deferred tax assets	$-	$-

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $22.1 million and $22.3 million against its deferred tax assets as of December 31, 2019 and 2018, respectively. The Company has federal net operating loss carryforwards totaling approximately $76 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2031. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return, which was completed in 2018 (see Note 16).

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida, North Carolina, New Mexico, New Jersey, California, Kentucky and Tennessee. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case was dismissed on June 22, 2020, the Company’s case remains in the early stages.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments of approximately $45,000 to reduce the amount owed as of December 31, 2019. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2019.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at December 31, 2019 was $0.95 million and the Company remains in default as of December 21, 2019.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at December 31, 2019.

On December 7, 2016, the holders of the Tegal Notes (see Note 8) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2019, the Company has repaid $5,795 of this amount.

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. During the year ended December 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Note 8.

Two former employees of the Company’s CollabRx, Inc. subsidiary have filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. One former employee received a judgment in October 2018 for approximately $253,000. The other former employee received a judgment in December 2018 for approximately $173,000. The Company is considering its options to refute these matters and believes the claims against the Company to be frivolous and outside of entitlement and contractual agreements.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended December 31, 2019. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund LP over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA is based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth above.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability at December 31, 2019.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. The amount of the settlement in this case of $110,000 was recorded as a liability at December 31, 2019 and paid in full during 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company reached a settlement on in May 2020 to resolve the judgment in the amount of $300,000.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. This case is in the early stages.

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

In June 2019 CHSPCS obtained Judgement against the Company in the amount of $729,372. The Company believes that a number of insurance payments were made to CHSPCS after the Change of Ownership and will likely offset the majority of the claim made by CHSPCS.

Note 17– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center, Big South Fork Medical Center and Jellico Community Hospital and CarePlus Center.

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

Selected financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2019	2018
Net revenues - External
Hospital Operations	$15,927,983	$14,417,676
Clinical Laboratory Operations	58,941	131,014
	$15,986,924	$14,548,690
Loss from operations
Hospital Operations	$(11,060,401)	$(6,434,538)
Clinical Laborabory Operations	(1,061,145)	(2,247,499)
Corporate	(4,209,378)	(4,542,583)
	$(16,330,924)	$(13,224,620)
Depreciation and amortization
Hospital Operations	$715,286	$498,352
Clinical Laboratory Operations	79,232	764,445
Corporate	683	1,047
	$795,201	$1,263,844
Capital expenditures
Hospital Operations	$127	$213,105
Clinical Laboratory Operations	-	-
	$127	$213,105

	Year Ended December 31,
	2019	2018
Total assets
Hospital Operations	$14,275,256	$13,568,933
Clinical Laboratory Operations	330,381	271,426
Corporate	2,305,380	2,707,416
Assets of AMSG and HTS classified as held for sale	514,772	152,171
Eliminations	(2,718,130)	(2,500,646)
	$14,707,659	$14,199,300

Note 18 – Discontinued Operations

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this public Company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consumated or that terms including numbers or values for consideration shares will not change significantly before closing.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to December 31, 2018, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. Prior to being classified as “held for sale,” AMSG had been the Company’s Decision Support and Informatics segment, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratory Operations segment and now is part of AMSG, and HTS had been the Company’s Supportive Software Solutions segment. Segment operation disclosures in Note 17 no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets as of December 31, 2019 and 2018 consisted of the following:

AMSG Assets and Liabilities:

	December 31, 2019	December 31, 2018

Cash	$452	$4,471
Accounts receivable, net	-	6,838
Prepaid expenses and other current assets	-	25,477
Current assets classified as held for sale	$452	$36,786

Property and equipment, net	$-	$-
Deposits	-	-
Non-current assets classified as held for sale	$-	$-

Accounts payable (includes related parties)	$491,206	$532,858
Accrued expenses	565,943	418,932
Current portion of notes payable	256,274	278,836
Current liabilities classified as held for sale	$1,313,423	$1,230,626

Non-current liabilities classified as held for sale	$-	$-

HTS Assets and Liabilities:

	December 31, 2019	December 31, 2018

Cash	$17,315	$2,523
Accounts receivable, net	482,472	90,743
Prepaid expenses and other current assets	5,150	10,300
Current assets classified as held for sale	$504,937	$103,566

Property and equipment, net	$3,354	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$9,383	$11,819

Accounts payable (includes related parties)	$668,895	$546,969
Accrued expenses	810,184	520,251
Current liabilities classified as held for sale	$1,479,079	$1,067,220

Non-current liabilities classified as held for sale	$-	$-

Consolidated Discontinued Operations Assets and Liabilities:

	December 31, 2019	December 31, 2018

Cash	$17,767	$6,994
Accounts receivable, net	482,472	97,581
Prepaid expenses and other current assets	5,150	35,777
Current assets classified as held for sale	$505,389	$140,352

Property and equipment, net	$3,354	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$9,383	$11,819

Accounts payable (includes related parties)	$1,160,101	$1,079,827
Accrued expenses	1,376,127	939,183
Current portion of notes payable	256,274	278,836
Current liabilities classified as held for sale	$2,792,502	$2,297,846

Non-current liabilities classified as held for sale	$-	$-

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2019 and 2018 consisted of the following:

AMSG (Loss) Income from Discontinued Operations:

	Year Ended December 31,
	2019	2018

Revenue from services	$64,868	$102,991
Cost of services	36,648	38,299
Gross profit	28,220	64,692
Operating expenses	287,659	480,436
Gain on sale of stock	-	(800,000)
Other expense	62,771	1,049
Provision for income taxes	-	-
(Loss) income from Discontinued Operations:	$(322,210)	$383,207

HTS Loss from Discontinued Operations:

	Year Ended December 31,
	2019	2018

Revenue from services (**)	$1,046,699	$1,419,494
Cost of services	113,557	123,721
Gross profit	933,142	1,295,773
Operating expenses	1,388,443	2,108,880
Other expense	-	4,943
Provision for income taxes	-	-
Loss from Discontinued Operations:	$(455,301)	$(818,050)

**Revenue from services, includes related party revenue of $0.4 million and $0.7 million, respectively

Consolidated Loss from Discontinued Operations:

	Year Ended December 31,
	2019	2018

Revenue from services	$1,111,567	$1,522,485
Cost of services	150,205	162,020
Gross profit	961,362	1,360,465
Operating expenses	1,676,102	2,589,316
Gain on sale of stock	-	(800,000)
Other expense	62,771	5,992
Provision for income taxes	-	-
Loss from Discontinued Operations:	$(777,511)	$(434,843)

Note 19 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2019	2018
Cash paid for interest	$-	$313,918
Cash paid for income taxes	$45,000	$23,362

Acquisitions of Hospitals and Medical Centers:
Cash	$-	$375
Inventory	317,427	450,682
Prepaid and other current assets	-	310,385
Property and equipments	500,000	7,129,484
Intangible assets	250,000	504,806
Accrued expenses	158,890	(193,966)

Non-cash investing and financing activities:
Common stock issued for conversion of Series I-2 Preferred Stock	1,268,972	1,513,105
Exchange of debentures for Series I-2 Preferred Stock	-	1,420
Series J Preferred Stock issued in exchange for notes payable and accrued expenses	-	250,000
Issuance of Series K Preferred Stock	2,500	-
Exchange of Series J Preferred Stock for Series K Preferred Stock	(2,500)	-
Common stock issued in cashless exercise of warrants	11,962	4,619,150
Conversion of Series H Preferred Stock	-	50,000
Debentures converted into common stock	-	8,128,044
Original issue discounts of debentures and notes payable	400,000	2,160,000
Deemed dividend for trigger of down round provision feature	123,861,587	231,843,826

Note 20 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as updated. We adopted this new standard beginning on January 1, 2019 as more fully discussed in Notes 2 and 11.

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

In March 2018, the FASB issued ASU 2018-05; Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), which amended ASC 740 to incorporate the requirements of Staff Accounting Bulletin (“SAB”) 118. Issued in December 2017 by the SEC, SAB 118 addresses the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA which was signed into law on December 22, 2017. The adoption did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard will be effective for us for annual periods beginning on January 1, 2021, including interim periods within those fiscal years. Early adoption of this standard is permitted, including adoption of all amendments in any interim period for which financial statements have not yet been issued. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 21 – Subsequent Events

IRS Payments

Subsequent to December 31, 2019 and through May 31, 2020, the Company paid the IRS $1.1 million toward satisfy payroll taxes owed which included amounts that were past due.

Secured Installment Promissory Note

On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million. The Company used the proceeds to satisfy in full the amounts due under accounts receivable factoring agreements. The factoring agreements are more fully discussed in Note 4. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 are due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Installment Note is non-interest bearing and subject to late-payment fees of 10%.

Loans From Mr. Diamantis and Resignation from Board of Directors

Subsequent to December 31, 2019 and through May 31, 2020, Mr. Diamantis advanced the Company $2.0 million for working capital purposes. The Company incurred interest of $0.5 million on the advances. On February 26, 2020, Mr. Diamantis resigned as a director of the Company. In submitting his resignation, Mr. Diamantis did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Diamantis had served as a director since November 2, 2015 and previously, Mr. Diamantis served as a director of Medytox from April 24, 2013 to November 5, 2015.

Series M Convertible Preferred Stock

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of Series M Convertible Preferred Stock with a stated value of $1,000 per share.

Paycheck Protection Loan

As of May 7, 2020, the Company and its subsidiaries have received loan proceeds in the aggregate amount of approximately $2.4 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans.

The unforgiven portion of the PPP loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

HHS Provider Relief Funds

The coronavirus pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients may defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

The Company received Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief, and Economic Security Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds are being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. Company-owned facilities have received approximately $7,400,000 in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes.

Issuance of Series L Convertible Preferred Stock

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Convertible Preferred Stock (the “ Series L Preferred Stock” ). On May 5, 2020, the Company entered into a second exchange agreement with Alcimede LLC. Pursuant to the second exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. The Series K Preferred Stock had been issued to Alcimede on December 23, 2019 and upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. Shares of the Series K Preferred Stock were convertible immediately into common stock and were entitled to receive, when and as declared by the Board of Directors, dividends equal (on an as if converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock. The Series L Preferred Stock is not convertible into common stock prior to December 1, 2020 and is not entitled to receive any dividends.

Shareholder Proposal Approval

On May 7, 2020, Mr. Lagan and Alcimede LLC, the holders of an aggregate of 53,368 shares of common stock and 250,000 shares of Series L Preferred Stock, which votes with the common stock and the Series F Preferred Stock, with each share of Series L Preferred Stock having 40,000 votes, representing 50.25% of the total voting power of the Company’s voting securities, approved by written consent in lieu of a special meeting of stockholders the following proposal, which had previously been approved and recommended to be approved by the stockholders by the Board of Directors of the Company.

Proposal 1: To approve an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of our common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and grant authorization to our Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment.

The stockholder approval of the above proposal became effective on June 9, 2020.

Potential Common Stock as of May 31, 2020

The following table presents the dilutive effect of our various potential common shares as of May 31, 2020:

May 31, 2020
Common shares outstanding	9,898,936,775
Dilutive potential shares:
Stock options	68
Warrants	634,525,355,376
Convertible debt	30,634,784,339
Convertible preferred stock	78,872,373,825
Total dilutive potential common shares, including outstanding common stock	753,931,450,383

As a result of the authorization of the discretionary reverse stock split discussed above under the heading “Shareholder Proposal Approval,” as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Agreement to separate software and genetic diagnostics interpretation divisions

On June 10, 2020 the Company signed an agreement with TPT Global Tech, Inc. (OTC: TPTW), a California based public company, to merge its software and genetic testing interpretation divisions, Health Technology Solutions, Inc. (HTS) and Advanced Molecular Services Group, Inc., (AMSG) into a public company (target) after TPT completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this target.

Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to the relevant SEC approvals it is intended that TPT shareholders will receive approximately 2,500,000 common shares in InnovaQor, with TPT receiving and retaining directly an additional 2,500,000 common shares (total 5,000,000 common shares) and Rennova receiving approximately $22 million of preferred shares, $5 million of which will be converted to common shares and distributed to Rennova Shareholders upon completion of the relevant registration/approvals with the SEC, and with the remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor and convertible to common shares on achievement of certain milestones going forward. Rennova will be responsible to appoint management to the project. It is intended that 1 million common shares will vest to management. There can be no assurance that the transaction as described will be consumated or that terms including numbers or values for consideration shares will not change significantly before closing.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2019 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with U.S. GAAP. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2019.

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

The Company expects improvements to be made on the integration of information issues during 2020 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	51	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gary L. Blum	79	Director
Trevor Langley	58	Director

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

The audit committee of the Company consists of Trevor Langley and Gary L. Blum. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the rules and regulations of the SEC. In addition, the board of directors of the Company has determined that Trevor Langley qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC. John Beach and Dr. Kamran Ajami also served as a member of the audit committee through his resignation as a director on May 30, 2019 and December 11, 2019, respectively.

Code of Conduct

The Company has adopted a written code of conduct (the “Code”), which is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. We intend to post amendments to or waivers from the Code (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions) on our website at www.rennovahealth.com. A copy of the Code will be provided to any person free of charge upon request by writing to Rennova Health, Inc., Attention: Secretary, 931 Village Boulevard, Suite 905, West Palm Beach, Florida 33409.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2019, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except for the untimely filing of Form 4 reports by Mr. Roca and Dr. Mendolia.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2019. The Company did not have any other executive officers during the fiscal year ended December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards (4)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total

Seamus Lagan	2019	(1)	$—	$—	$—	$—	$—	$399,000	$399,000
President, CEO, Interim CFO and Director	2018	(1)	$—	$178,667	$—	$—	$—	$257,500	$436,167

Marlene McLennan	2019	(2)	$63,900	$—	$—	$—	$—	$—	$63,900
Chief Financial Officer	2018	(2)	$123,519	$—	$—	$—	$—	$—	$123,519

Jonathan Immordino Chief Financial Officer	2019	(3)	$17,247	$—	$—	$—	$—	$—	$17,247

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since the resignation of Jonathan Immordino, effective May 10, 2019.

(2)	Ms. McLennan was Vice President of Finance of the Company from April 2, 2018 until July 1, 2018, when she was appointed Chief Financial Officer. She served as Chief Financial Officer through April 8, 2019 and left the Company May 31, 2019.

(3)	Mr. Immordino was appointed Chief Financial Officer of the Company on April 8, 2019 and he served through his resignation effective May 10, 2019.

(4)	Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

(5)	All other compensation for the year ended December 31, 2019 includes, for Mr. Lagan, consulting fees of $387,000 and an automobile allowance of $12,000 described below. All other compensation for the year ended December 31, 2018 includes, for Mr. Lagan, consulting fees of $245,500 and an automobile allowance of $12,000 described below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2019:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	4	-	-	$2,250,500	3/23/2023	-	-	-	-
	4	-	-	$1,125,000	3/23/2026	-	-	-	-
	4	-	4	$225,000	5/2/2026	-	-	-	-
	4	-	4	$67,500	7/17/2026	-	-	-	-
Marlene McLennan	-	-	-	$-	-	-	-	-	-
Jonathan Immordino	-	-	-	$-	-	-	-	-	-

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Seamus Lagan

On October 1, 2012, Medytox Solutions, Inc. (“Medytox”) entered into a consulting agreement with Alcimede LLC, which is controlled by Mr. Lagan. This agreement replaced and superseded a previous Alcimede consulting agreement. This agreement was originally for three years, and is now subject to annual renewals thereafter, unless either party gives notice of non-renewal. The agreement provided for a retainer of $20,000 per month and reimbursement to Alcimede for its out of pocket expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement, Alcimede was issued 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share. The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the merger of Medytox with the Company on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-merger basis and do not reflect the reverse splits effected by the Company since the merger.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede received a cash bonus of $200,000. On April 1, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer to $20,833, which was increased back up to $31,250 in April 2018.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2019:

Director	Fees earned or paid in cash	Stock Awards()	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(4)	Total
Dr. Kamran Ajami (1)	$40,008	$-	$-	$-	$36,000	$76,008
John Beach (2)	$16,670	$-	$-	$-	$-	$16,670
Gary L. Blum	$40,008	$-	$-	$-	$-	$40,008
Christopher E. Diamantis (3)	$40,008	$-	$-	$-	$-	$40,008
Trevor Langley	$40,008	$-	$-	$-	$73,200	$113,208

(1)	Dr. Ajami resigned from the Board of Directors on December 11, 2019.

(2)	Mr. Beach resigned from the Board of Directors on May 30, 2019.

(3)	Mr. Diamantis resigned from the Board of Directors on February 26, 2020.

(4)	For Dr. Ajami, includes $36,000 payable to American Cytopathology Associates, P.A., of which Dr. Ajami is the owner and Chief Executive Officer, for medical director services to the Company’s laboratories. For Mr. Langley, includes $73,200 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of December 26, 2019 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares. The address of each of the following (other than Epizon Ltd., Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd.) is c/o Rennova Health, Inc., 931 Village Boulevard, Suite 905, West Palm Beach, Florida 33409. None of the following owns any Series F Convertible Preferred Stock. All of the outstanding shares of Series L Preferred Stock are owned by Alcimede, of which Seamus Lagan, our Chief Executive Officer and President, is the sole manager.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership(1)
Seamus Lagan	2,500,053,384	(2)	20.58%

Gary L. Blum	6,666		*

Christopher E. Diamantis	6,000,028,920	(3)	38.34%

Trevor Langley	6,679		*

Marlene McLennan	–	(4)	–

Jonathan Immordino	–	(5)	–

Epizon Ltd.	17	(6)	*

All Directors and Executive Officers as a Group (4 persons)	8,500,095,649	(7)	48.84%

Sabby Healthcare Master Fund, Ltd. (8)	963,928,784		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (8)	963,928,784		9.99%

Francisco Roca, III	3,903,870,828	(9)	28.80%

Dr. Thomas F. Mendolia	5,594,880,485	(10)	36.70%

*	Less than one percent.

(1)	Based on 9,648,936,775 shares of Common Stock issued and outstanding as of December 26, 2019, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person. The table assumes that the Company has sufficient authorized shares of common stock available to permit the conversion or exercise of the outstanding securities. See Note 21 to the Consolidated Financial Statements.

(2)	Includes 53,360 shares of Common Stock and 16 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Lagan. Also includes eight shares of Common Stock and 250,000 shares of Series J Preferred Stock owned of record by Alcimede, of which Mr. Lagan is the sole manager. As of December 26, 2019, these shares of Series J Preferred Stock were convertible into 2,500,000,000 shares of Common Stock. On December 29, 2019, these shares of Series J Preferred Stock were exchanged for shares of Series K Preferred Stock. On May 5, 2020, the shares of Series K Preferred Stock were exchanged for 250,000 shares of Series L Preferred Stock. The shares of Series L Preferred Stock are not convertible into shares of Common Stock prior to December 1, 2020. Except for the time limitation, the conversion terms of the Series L Preferred Stock are similar to those of the Series J and Series K Preferred Stocks.

(3)	Includes 6,688 shares of Common Stock, one stock option to purchase a like number of shares of Common Stock, and 6,000,022,231 warrants to purchase a like number of shares of Common Stock, owned of record by Mr. Diamantis. Mr. Diamantis resigned as a director on February 26, 2020.

(4)	Ms. McLennan was the Vice President of Finance of the Company from April 2, 2018 until July 1, 2018, when she was appointed Chief Financial Officer. She served as Chief Financial Officer through April 8, 2019.

(5)	Mr. Immordino was appointed Chief Financial Officer of the Company on April 8, 2019 and he served through his resignation effective May 10, 2019.

(6)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Toothe serves as trustee. Mr. Lagan is the settlor and Mr. Lagan’s family are the beneficiaries of The Shanoven Trust. Epizon Ltd. owns of record 17 shares of Common Stock. The address of Epizon Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.

(7)	Includes Messrs. Lagan, Diamantis, Blum and Langley. Includes 73,401 shares of Common Stock, 17 stock options to purchase a like number of shares of Common Stock, 6,000,022,231 warrants to purchase a like number of shares of Common Stock and 250,000 shares of Series K Preferred Stock, beneficially owned by Messrs. Lagan, Diamantis, Blum and Langley, as described in the above footnotes.

(8)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on January 22, 2020. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the Debentures, Series I-1 Preferred Stock and Series I-2 Preferred Stock and the exercise of the Warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

(9)	Includes 3,903,870,824 warrants to purchase a like number of shares of Common Stock and four stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Roca.

(10)	Includes 80,008 shares of Common Stock, 5,594,800,471 warrants to purchase a like number of shares of Common Stock and six stock options to acquire a like number of shares of Common Stock, owned of record by Dr. Mendolia.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede, of which Mr. Lagan is the sole manager, billed the Company $0.4 million and $0.4 million for consulting fees pursuant to a consulting agreement for the years ended December 31, 2019 and 2018, respectively. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833, which was increased back up to $31,250 on April 2018. On February 3, 2015, the Company borrowed $3.0 million from Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Series J Agreement”) with Alcimede. Pursuant to the Series J Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock had a stated value of $1.00 and was entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. On September 27, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”). On December 29, 2019, the Company entered into an Exchange Agreement (the “Series K Agreement”) with Alcimede. Pursuant to the Series K Agreement, the Company issued to Alcimede 250,000 shares of the Series K Preferred Stock in exchange for the 250,000 shares of Series J Preferred Stock. The shares of Series J Preferred Stock were cancelled and, under the Series K Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock did not provide for cumulative dividends. On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into an Exchange Agreement (the “Series L Agreement”) with Alcimede. Pursuant to the Series L Agreement, the Company issued to Alcimede 250,000 shares of the Series L Preferred Stock in exchange for the 250,000 shares of Series K Preferred Stock. The shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock is not convertible prior to December 1, 2020 (as compared to the Series K Preferred Stock which was convertible immediately) and the Series L Preferred Stock is not entitled to receive any dividends (unlike the Series K Preferred Stock, which was entitled to share in any dividends payable on the Common Stock).

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital and CarePlus Center. The purchase price was $658,537. The purchase price was made available by Mr. Diamantis, who was a director of the Company until his resignation on February 26, 2020.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8,700,000 and had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6,000,000, the Company was required to pay the difference. Mr. Diamantis guaranteed the Company’s payment obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty, and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105.

During 2019, in addition to the $9,937,105 that Mr. Diamantis loaned the Company in connection with the settlement of the prepaid forward purchase contract discussed above, Mr. Diamantis advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital as discussed above, (ii) $1.3 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and (iii) $4.8 million for working capital purposes. During the years ended December 31, 2018 and 2019, we accrued interest of $0.1 million and $1.6 million, respectively, on the advances from Mr. Diamantis. During the year ended December 31, 2019, we repaid $2.3 million of principal to Mr. Diamantis. Interest accrues on advances from Mr. Diamantis at a flat rate of 10%. Therefore, the total amount of loans and accrued interest payable to Mr. Diamantis at December 31, 2019 and 2018 was approximately $17.0 million and $1.1 million, respectively. Subsequent to December 31, 2019 and through May 31, 2020, Mr. Diamantis advanced the Company $2.0 million for working capital purposes. The Company incurred interest of $0.5 million on these advances. Mr Diamantis also guaranteed the debentures issued by the Company in 2019.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million, which was guaranteed by Mr. Diamantis. The payments due on November 8, 2019 and December 26, 2019 were not made and in February 2020 the lender sued the Company and Mr. Diamantis.

Director Independence

The Board of Directors has affirmatively determined that each of Gary L. Blum and Trevor Langley is an “independent director” under applicable rules. No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the Company that would interfere with the exercise of independent judgement.

Item 14.	Principal Accounting Fees and Services.

On March 23, 2016, the Company’s Audit Committee approved the engagement of Green & Company, CPAs (“Green & Company”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Green & Company was effective March 23, 2016. Green & Company also served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. On September 24, 2018, the Company was informed by Green & Company that Haynie & Company (“Haynie”) acquired certain assets of Green & Company. As a result of the acquisition, on September 24, 2018 Green & Company resigned as the independent registered public accounting firm of the Company. Effective September 24, 2018, we engaged Haynie to serve as our independent registered public accounting firm for the year ending December 31, 2018. The engagement of Haynie was approved by our Audit Committee on September 24, 2018 for the 2018 audit year and May 8, 2020 for the 2019 audit year. The aggregate fees billed for services rendered by Haynie for the years ended December 31, 2019 and 2018 were $238,000 and $270,000 respectively.

Description of Services:	Fiscal 2019	Fiscal 2018
Audit	$150,000	$215,000
Audit-Related	88,000	55,000
Tax	–	–
All Other	–	–
Total Fees	$238,000	$270,000

Audit Fees

The aggregate fees billed for audit services related to the fiscal years ended December 31, 2019 and 2018 were $150,000 and $215,000, respectively.

Audit-Related Fees

In fiscal 2018, Haynie billed the Company $55,000 for an audit of the Company’s subsidiary, Jamestown Regional Medical Center.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Green & Company and Haynie during 2019 and 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Item 16.	Form 10-K Summary

Not Applicable

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: June 25, 2020	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer, President, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, President, Director, and Interim	June 25, 2020
Seamus Lagan	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Trevor Langley	Director	June 25, 2020
Trevor Langley

/s/ Gary L. Blum	Director	June 25, 2020
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).

3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).

3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).

3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).

3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).

3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).

3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).

3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).

3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).

3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with SEC on May 5, 2020.

3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on form 8-K filed with the SEC on June 16, 2020).

4.1	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).

4.3	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

4.4	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

4.5	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

4.7	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

4.12	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2).

10.1**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).

10.2**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.3	Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.4	Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.5	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).

10.6	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.7	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.8	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.9**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.10**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.11**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.12**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.13**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.14**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.15**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.16**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.17**	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.18**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.19**	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.20	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).

10.21**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.22**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.23**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.24**	Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.25**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.26**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.27	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.28	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.29	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.30	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.31**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).

10.32**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).

10.33**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).

10.34	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).

10.35	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

10.36	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.37	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.38	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.39**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.40	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).

10.41	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).

10.42	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).

10.43	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.44	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.45	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.46	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.47	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.48	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.49	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.50	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.51	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.52	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.53	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.54	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.55	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.56	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.57	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.58	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.59	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.60	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.61	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).

10.62	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.63	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.64	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.65**	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).

10.66	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.67	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.68	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.69	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.70	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.71	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.72	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).

10.73	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

10.74	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

10.75	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.76	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).

10.77	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).

10.78	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.79	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.80	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).

10.81	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).

10.82	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).

10.83	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).

10.84	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.85	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).

10.86	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).

10.87	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.88	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).

10.89	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).

10.90	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).

10.91	Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019).

10.92	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).

21

List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on October 21, 2019).

23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)
31.1	Section 302 Certification of the Chief Executive Officer (2)

31.2	Section 302 Certification of the Interim Chief Financial Officer (2)

32.1	Section 906 Certification of the Chief Executive Officer (3)

32.2	Section 906 Certification of the Interim Chief Financial Officer (3)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

