Form 10-Q
period 2020-03-31
Rennova Health, Inc.
filed 2020-07-17
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of July 15, 2020, the registrant had 9,898,936,775 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2020

RENNOVA HEALTH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$61,835	$16,933
Accounts receivable, net	3,688,605	3,565,447
Inventory	650,764	614,344
Prepaid expenses and other current assets	13,993	487
Income tax refunds receivable	1,760,988	642,503
Current assets of AMSG and HTS classified as held for sale	482,664	505,389
Total current assets	6,658,849	5,345,103

Property and equipment, net	8,065,984	8,231,830
Intangibles, net	509,443	509,443
Deposits	287,153	337,153
Right-of-use assets	239,701	274,747
Non-current assets of AMSG and HTS classified as held for sale	4,614	9,383

Total assets	$15,765,744	$14,707,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.7 million and $0.6 million, respectively)	$14,370,877	$13,691,250
Checks issued in excess of bank account balance	114,548	275,124
Accrued expenses (includes related parties amount of $2.2 million and $2.0 million, respectively)	17,291,717	14,583,954
Income taxes payable	1,373,669	1,373,669
Current portion of notes payable	4,887,110	3,977,710
Current portion of notes payable, related party	18,229,408	15,159,455
Current portion of finance lease obligations	1,018,711	1,119,418
Current portion of debentures	29,653,740	29,873,740
Current portion of right-of-use operating lease obligations	129,714	116,037
Derivative liabilities	455,336	455,336
Current liabilities of AMSG and HTS classified as held for sale	2,791,951	2,792,502
Total current liabilities	90,316,781	83,418,195

Other liabilities:
Right-of-use operating lease obligations, net of current portion	109,987	158,710
Total liabilities	90,426,768	83,576,905

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	1,790,181	1,815,181

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series K preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 9,898,936,775 and 9,648,936,775 shares issued and outstanding	989,894	964,894
Additional paid-in-capital	509,437,399	509,437,399
Accumulated deficit	(592,733,792)	(586,942,014)
Total stockholders’ deficit	(82,286,499)	(76,519,721)
Total liabilities and stockholders’ deficit	$15,765,744	$14,707,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net revenues	$1,841,531	$5,190,650

Operating expenses:
Direct costs of revenue	2,566,280	4,164,400
General and administrative	2,962,729	5,276,136
Depreciation and amortization	164,707	223,586
Total operating expenses	5,693,716	9,664,122

Loss from continuing operations before other income (expense) and income taxes	(3,852,185)	(4,473,472)

Other income (expense):
Other expense, net	(128,043)	(884,280)
Gain on bargain purchase	-	250,000
Change in fair value of derivative instruments	-	(105,076)
Interest expense	(2,890,260)	(7,719,967)
Total other expense, net	(3,018,303)	(8,459,323)

Net loss from continuing operations before income taxes	(6,870,488)	(12,932,795)

Benefit from income taxes	(1,118,485)	-

Net loss from continuing operations	(5,752,003)	(12,932,795)

Net loss from discontinued operations	(39,775)	(508,609)

Net loss	(5,791,778)	(13,441,404)
Deemed dividends from trigger of down round provision feature	-	(123,861,587)
Net loss to common shareholders	$(5,791,778)	$(137,302,991)

Net loss per common share:
Basic and diluted: continuing operations	$(0.00)	$(0.10)
Basic and diluted: discontinued operations	$(0.00)	$(0.00)

Total Basic and diluted	$(0.00)	$(0.10)
Weighted average number of common shares outstanding during the period:
Basic and diluted	9,813,222,489	1,404,610,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2020

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	9,648,936,775	$964,894	$509,437,399	$(586,942,014)	$(76,519,721)
Conversion of Series I-2 Preferred Stock into common stock	-	-	250,000,000	25,000		-	25,000
Net loss	-	-	-	-	-	(5,791,778)	(5,791,778)
Balance at March 31, 2020	2,000,010	$20,000	9,898,936,775	$989,894	$509,437,399	$(592,733,792)	$(82,286,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2019

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 Preferred Stock into common stock	-	-	3,255,700,000	325,570	318,310	-	643,880
Common stock issued in cashless exercise of warrants	-	-	119,615,384	11,961	(11,961)	-	-
Modification of warrants	-	-	-	-	4,056,424	-	4,056,424
Stock based compensation	-	-	-	-	8,650	-	8,650
Deemed dividends from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	$20,002	3,503,882,657	$350,388	$504,078,893	$(552,349,597)	$(47,900,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss from continuing operations	$(5,752,003)	$(12,932,795)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	164,707	223,586
Stock-based compensation	-	8,650
Amortization of debt discount	18,433	3,458,021
Modification of warrants	-	4,056,424
Penalty for non-payment of debenture	-	595,440
Change in fair value of derivative instruments	-	105,076
Loss on sale of receivables to factor	-	305,400
Non-cash gain on assets	-	(1,398)
Bargain purchase gain for Jellico Community Hospital and CarePlus Center	-	(250,000)
Loss from discontinued operations	(39,775)	(508,609)
Changes in operating assets and liabilities:
Accounts receivable	950,696	(1,059,478)
Inventory	(36,420)	92,970
Prepaid expenses and other current assets	(13,506)	59,074
Security deposits	50,000	69,784
Accounts payable and checks issued in excess of bank balance	569,245	3,013,045
Accrued expenses	2,708,902	1,723,743
Income tax assets and liabilities	(1,118,485)	(30,000)
Net cash used in operating activities of continuing operations	(2,498,206)	(1,071,067)
Net cash provided by operating activities of discontinued operations	26,943	185,942
Net cash used in operating activities	(2,471,263)	(885,125)

Cash flows from investing activities:
Purchase of Jellico Community Hospital and CarePlus Center	-	(658,537)
Purchase of property and equipment	-	(42,317)
Net cash used in investing activities of continuing operations	-	(700,854)
Net cash of investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(700,854)

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	3,094,953	1,373,788
Payments on related party note payable and advances	(25,000)	(660,000)
Proceeds from issuance of debentures	-	500,000
Payment of debentures	(220,000)	-
Proceeds from issuance of note payable	1,077,116	-
Payments on notes payable	(186,149)	(5,513)
Proceeds from receivables sold to factor	-	570,000
Receivables paid to factor	(1,073,854)	(109,425)
Payments on right-of-use liabilities	(50,194)	(5,993)
Payments on capital lease obligations	(100,707)	(73,741)
Net cash provided by financing activities of continuing operations	2,516,165	1,589,116
Net cash financing activities of discontinued operations	-	-
Net cash provided by financing activities	2,516,165	1,589,116

Net increase in cash	44,902	3,137

Cash at beginning of period	16,933	6,870

Cash at end of period	$61,835	$10,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 may not be indicative of results for the year ending December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassification

Cash payment amounts related to the right-of-use liabilities for the three months ended March 31, 2019 have been reclassified on the statements of cash flows and in Note 10 for comparative purposes.

Comprehensive Loss

During the three months ended March 31, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at March 31, 2020 and December 31, 2019.

Revenue Recognition

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three months ended March 31, 2020 and 2019.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At March 31, 2020 and December 31, 2019, estimated contractual allowances of $23.4 million and $16.8 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 10% and 4% for the three months ended March 31, 2020 and 2019, respectively.

Clinical Laboratory Operations

Laboratory testing services for the three months ended March 31, 2019 include chemical diagnostic tests such as blood analysis and urine analysis. We did not perform any testing and analysis services for the three months ended March 31, 2020. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; most of the services provided by us in the 2019 quarter were to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third-party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

The Company intends to sell its clinical laboratory and, if successful, the Company would no longer own or operate clinical laboratories outside of its hospital labs, as more fully discussed under Item 2.”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts. Total gross revenues for Hospital and Clinical Laboratory Operations were reduced by approximately $1.4 million and $1.6 million for bad debt for the three months ended March 31, 2020 and 2019, respectively. After bad debt and contractual and related allowance adjustments to revenues of $11.8 million and $34.8 million, for the three months ended March 31, 2020 and 2019, respectively, we reported net revenues of $1.8 million and $5.2 million. We continue to review the provision for bad debt and contractual and related allowances. See Note 4 – Accounts Receivable.

Leases, Including the Adoption of ASU No. 2016-02

We adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 10.

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11

We account for warrants issued in conjunction with the issuance of common stock and certain convertible debt instruments in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classified such instruments as liabilities at their fair values at the time of issuance and adjusted the instruments to fair value at each reporting period. These liabilities were subject to re-measurement at each balance sheet date until extinguished either through repayment, conversion or exercise, and any change in fair value was recognized in our statement of operations. The fair values of these derivative and other financial instruments had been estimated using a Black-Scholes model and other valuation techniques.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Deemed dividends of $123.9 million were recorded for the three months ended March 31, 2019 as a result of down round provision features. We did not record deemed dividends during the three months ended March 31, 2020. See Note 11 for an additional discussion of derivative financial instruments.

(Loss)Earnings Per Share

The Company reports (loss) earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of (loss) earnings per share for the three months ended March 31, 2020 and 2019.

Note 2 – Liquidity and Financial Condition

Impact of the Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased, particularly in the second quarter. As noted below, we have received PPP loans as well as provider relief funds from the federal government. If the COVID-19 pandemic continues for an extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

Going Concern

Under ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $83.7 million and $592.7 million, respectively, at March 31, 2020. In addition, the Company had a loss from continuing operations of approximately $5.8 million and cash used in operating activities of $2.5 million for the three months ended March 31, 2020. As of the date of this report, our cash position is deficient; and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the defaults under the terms of outstanding debentures and notes payable, for which we have received payment demand notices, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. The Company plans to separate out its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies in either a spin off or transaction with a publicly quoted company. Completion of this separation is now expected to occur in the third quarter of 2020. The separations are subject to numerous conditions, including effectiveness of Registration Statements that may need to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the separation of AMSG and HTS is to create separate public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 17. On June 10, 2020 the Company signed an agreement with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company (target) after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this target. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction as more fully discussed in Note 17.

The Company’s core business is now rural hospitals which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debentures and other past due obligations, fully align its operating costs, increase its revenues, and eventually regain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three months ended March 31, 2020 and 2019, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss from continuing operations	$(5,752,003)	$(12,932,795)
Deemed dividends from trigger of down round provision feature	-	(123,861,587)
Net loss attributable to common stockholders, continuing operations	$(5,752,003)	$(136,794,382)
Net loss from discontinued operations	(39,775)	(508,609)
Net loss available to common stockholders	$(5,791,778)	$(137,302,991)

Denominator
Basic and diluted weighted average common shares outstanding	9,813,222,489	1,404,610,862

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(0.00)	$(0.10)
Basic and diluted, discontinued operations	$(0.00)	$(0.00)
Total basic and diluted	$(0.00)	$(0.10)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2020 and 2019, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Warrants	634,585,355,375	634,585,355,377
Convertible preferred stock	78,872,373,825	87,902,722,060
Convertible debentures	30,634,784,339	30,570,395,193
Stock options	68	77
	744,092,513,607	753,058,472,707

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 11, 12 and 13). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. See Note 13 regarding a discussion of the number of shares of the Company’s authorized common stock. See Note 19 regarding a shareholder proposal, which granted authorization to the Company’s Board of Directors to determine, in its discretion, the specific ratio (subject to an approved range) and timing of a reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivables at March 31, 2020 (unaudited) and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019

Accounts receivable - Hospital Operations	$31,532,420	$26,687,028
Less:
Allowance for discounts - Hospital Operations	(23,440,266)	(16,801,910)
Allowance for bad debts	(4,403,549)	(5,245,817)
Accounts receivable owed to factors	-	(1,073,854)
Accounts receivable, net	$3,688,605	$3,565,447

The allowance for discounts reflected in the table above increased as a percentage of accounts receivable to 74.3% at March 31, 2020 compared to 63.0% at December 31, 2019. The allowance for discounts varies based on changes in historical contractual allowance rates.

For March 31, 2020 and 2019, bad debt expense was $1.4 million and $1.6 million, respectively.

Accounts Receivable Factoring Arrangements and Installment Promissory Note

During the year ended December 31, 2019, the Company entered into five accounts receivable factoring arrangements. The aggregate amount of accounts receivable sold on a non-recourse basis, was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, less $0.1 million of origination fees. As of December 30, 2019, $1.1 million was outstanding and owed to two of the factors under two of these arrangements. On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due to the factors. The Installment Note is more fully discussed in Note 7.

Income Tax Refunds Receivable

At March 31, 2020, the Company had $1.8 million of income tax refunds receivable of which $0.6 million is more fully discussed in Note 15. During the three months ended March 31, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the three months ended March 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. The Company’s federal net operating losses are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 5 – Acquisition

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

The purchase price was $658,537. This purchase price was made available by Mr. Diamantis, a former member of the Company’s Board of Directors. The total cost of the acquisition was approximately $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs were fully expensed in 2019.

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

The fair value of the assets acquired, net of the liabilities assumed, was $0.9 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was $250,000 and has been treated as a gain on bargain purchase in accordance with ASC 805. The gain was primarily due to the value of the intangible assets acquired. In addition, after evaluation, the Company has made no material adjustments to its preliminary allocation as set forth below. The purchase price allocation was based, in part, on management’s knowledge of hospital operations.

The following table shows the allocation of the purchase price of Jellico Community Hospital and CarePlus Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$658,537
Tangible and intangible assets acquired, and liabilities assumed at estimated fair value:
Inventories	$317,427
Property and equipment	500,000
Intangible asset- certificate of need	250,000
Accrued expenses	(158,890)
Net tangible and intangible assets acquired	$908,537
Gain on bargain purchase	$250,000

The following presents the unaudited pro-forma combined results of operations of the Company and Jellico Community Hospital and CarePlus Center as if the acquisition had occurred on January 1, 2019. The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

Three Months Ended
March 31, 2019

Net revenue	$6,908,270
Net loss from continuing operations	(13,133,608)
Deemed dividends from trigger of down round provision feature	(123,861,587)
Net loss from discontinued operations	(508,609)
Net loss to common stockholders	$(137,503,804)

Net loss per common share:
Basic and diluted continuing operations	$(0.10)
Basic and diluted net loss	$(0.10)

Note 6 – Accrued Expenses

Accrued expenses at March 31, 2020 (unaudited) and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$8,244,169	$7,859,739
Accrued interest	7,276,109	4,905,749
Accrued legal	1,233,997	1,308,997
Other accrued expenses	537,442	509,469
Accrued expenses	$17,291,717	$14,583,954

Accrued payroll and related liabilities at March 31, 2020 included approximately $1.4 million for penalties associated with $5.4 million of accrued past due payroll taxes. Accrued interest at March 31, 2020 and December 31, 2019 included accrued interest of $2.2 million and $1.9 million, respectively, on loans made to the Company by Mr. Diamantis, a former member of our Board of Directors.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2020 and December 31, 2019, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2020	December 31, 2019
	(unaudited)
Loan payable to TCA Global Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	329,669	335,817

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees with $1.0 million of principal due on November 8, 2019 and $0.9 million of principal due December 26, 2019	1,900,000	1,900,000

Installment note payable to Ponte Investments, LLC dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	915,548	-

	4,887,110	3,977,710
Less current portion	(4,887,110)	(3,977,710)
Notes payable - third parties, net of current portion	$-	$-

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees under the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount was reflected in accrued expenses at March 31, 2020. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 8) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 15). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2020, the Company has paid $11,943 of these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not paid. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million for non-payment of the promissory note. As a result of the payment default, the Company has accrued “penalty” interest in the amount of $0.1 million as of March 31, 2020. See Note 15 for a discussion of a Stipulation entered into among the Company, Mr. Diamantis, as guarantor, and the note holder.

On January 29, 2020, the Company entered into the Installment Note in the principal amount of $1.2 million. The Company used the proceeds to satisfy in full the amounts due under accounts receivable factoring agreements. The factoring agreements are more fully discussed in Note 4. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 are due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. Accordingly, the Company made payments totaling $0.2 million during the three months ended March 31, 2020. The Installment Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to late-payment fees of 10%.

Notes Payable – Related Party

	March 31, 2020	December 31, 2019
	(unaudited)

Loan payable to Christopher Diamantis	$18,229,408	$15,159,455

Total note payable, related party	18,229,408	15,159,455

Less current portion of notes payable, related party	(18,229,408)	(15,159,455)
Total note payable, related party, net of current portion	$-	$-

During the three months ended March 31, 2020, Mr. Diamantis, a former member of our Board of Directors, provided short term loans to the Company or paid expenses and fees and a portion of the principal due on outstanding debentures on behalf of the Company. The Company paid $0.4 million for interest incurred by Mr. Diamantis on borrowings he procured in order to loan funds to the Company. During the three months ended March 31, 2019, Mr. Diamantis loaned the Company: (i) $0.7 million for the purchase of Jellico Community Hospital and CarePlus Center as more fully discussed in Note 5; (ii) $0.1 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract; and (iii) $0.6 million for working capital purposes.

During the three months ended March 31, 2020 and March 31, 2019, we accrued interest of $0.3 million and $0.1 million, respectively, on the loans from Mr. Diamantis and we repaid $25,000 and $0.7 million, respectively, of loans from Mr. Diamantis. Interest accrues on loans from Mr. Diamantis at a rate of 10% on all amounts funded.

See Note 19 for the discussion of additional loans made to the Company by Mr. Diamantis subsequent to March 31, 2020 and the exchange of loans payable from Mr. Diamantis for newly issued preferred stock.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of March 31, 2020 (unaudited), and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Debentures	$29,653,740	$29,873,740
	29,653,740	29,873,740
Less current portion	(29,653,740)	(29,873,740)
Debentures, long-term	$-	$-

Payment on all outstanding debentures of $29.7 million at March 31, 2020, which included non-payment penalties of $6.9 million, is past due. Approximately $0.6 million of the non-payment penalties was recorded in the three months ended March 31, 2019 and the remaining $6.3 million was recorded in the second half of 2019. In January 2020, the Company and Mr. Diamantis entered into a Forbearance Agreement with certain debenture holders under which Mr. Diamantis paid the debenture holders $50,000 for legal fees and $220,000 in principal payments on debentures that were issued in February 2019. In addition, Mr. Diamantis, who had guaranteed certain of the debentures, agreed to grant the debenture holders security interests in certain potential legal settlements funds that may become due to Mr. Diamantis. The Forbearance Agreement, which terminated on March 15, 2020, required the Company and Mr. Diamantis to repay the debenture holders a total of $4.9 million on or before the termination date, of which $4.7 million was not repaid. On June 30, 2020, the Company received a formal notice of default and demand for full payment of the $29.7 million of outstanding debentures plus accrued interest as discussed in Note 19.

The outstanding debentures at March 31, 2020 and December 31, 2019, which were issued during the years ending December 31, 2017, 2018 and 2019, are more fully described in Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. Certain of these debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

During the three months ended March 31, 2019, the Company realized a total of $0.5 million in proceeds from the issuances of the debentures. At March 31, 2019, unamortized discounts were $2.9 million. These discounts represented original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the three months ended March 31, 2019, the Company recorded approximately $7.5 million of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. These discounts were fully amortized as of December 31, 2019 and, accordingly, no amortization associated with the debentures was recorded in the three months ended March 31, 2020. In addition to the non-cash interest expense and amortization of debt discount recorded during the three months ended March 31, 2019, during the three months ended March 31, 2020 and 2019, the Company accrued interest expense, including penalty interest, on outstanding debentures of $1.9 million and $13,997, respectively.

See Note 13 for summarized information related to warrants issued and the activity during the three months ended March 31, 2020.

See Notes 3 and 13 for a discussion of the dilutive effect of the outstanding debentures and warrants as of March 31, 2020.

Note 9 – Related Party Transactions

Alcimede billed $0.1 million and $0.1 million for consulting fees for the three months ended March 31, 2020 and 2019, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

See Notes 5, 7 and 19 for discussions of transactions between the Company and Mr. Diamantis.

The terms of the foregoing transactions, including those discussed in Notes 5, 7, 13 and 19, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Finance and Operating Lease Obligations

We adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts.

Generally, we use our estimated weighted average cost of capital at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at March 31, 2020 and December 31, 2019:

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$239,701	$274,747
Finance leases	Property and equipment, net	1,018,711	1,119,418

Total lease assets		$1,258,412	$1,394,165

Liabilities:
Current:
Operating leases	Right-of-use operating lease assets	$129,714	$116,037
Finance leases	Current liabilities	1,018,711	1,119,418
Noncurrent:
Operating leases	Right-of-use operating lease obligations	109,987	158,710
Finance leases	Long-term debt	—	—

Total lease liabilities		$1,258,412	$1,394,165

Weighted-average remaining term:
Operating leases		1.85 years	2.02 years
Finance leases		0.00 years	0.08 years
Weighted-average discount rate:
Operating leases (1)		13.0%	13.0%
Finance leases		20.1%	5.122%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$15,810	$(54,349)
Interest on lease liabilities	46,509	3,945
Operating leases:
Short-term lease expense (2)	115,736	87,474

Total lease expense	$178,055	$37,070

(1)	Adjusts depreciation recorded in the three months ended March 31, 2019.
(2)	Expenses are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$-	$76,559
Financing cash flows for operating leases	$50,194	$5,993
Operating cash flows for finance leases	$9,455	$3,945
Financing cash flows for finance leases payments	$100,707	$73,741

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use
	Operating Leases	Finance Leases
April 1, 2020 to March 31, 2021	$134,776	$1,251,922
April 1, 2021 to March 31, 2022	110,062	-
April 1, 2022 to March 31, 2023	29,247	-
April 1, 2023 to March 31, 2024	2,438	-
April 1, 2024 to March 31, 2025	-	-
Total	276,523	1,251,922

Less interest	(36,822)	(233,211)
Present value of minimum lease payments	239,701	1,018,711

Less current portion of lease obligations	(129,714)	(1,018,711)
Lease obligations, net of current portion	$109,987	$-

As of March 31, 2020, the Company was in default under certain of its finance lease obligations, therefore, the aggregate future minimum lease payments and accrued interest under finance leases in the amount of $1.0 million are deemed to be immediately due.

Note 11 – Derivative Financial Instruments and Fair Value

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2020 and December 31, 2019, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total

As of December 31, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of March 31, 2020:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of March 31, 2020 and December 31, 2019 for embedded conversion options that were valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of embedded conversion options in the three months ended March 31, 2020 as there was no change in the conversion price during the period.

During the three months ended March 31, 2019, the conversion of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 2.4% to 2.6% and volatility ranging from 189.5% to 273.1% and weighted average life of 0.3 to 3.2 years. The incremental value of $123.9 million was recorded as deemed dividends for the three months ended March 31, 2019. Deemed dividends are also discussed in Notes 1 and 3.

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

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of a newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation. The definition of Triggering Events includes the Company not having enough shares of common stock available to issue upon conversion, a default on certain obligations over $150,000 resulting in their acceleration and monetary judgments in excess of $200,000 that are not satisfied after 45 days.

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of debentures that were issued in September 2017 (the “September Debentures”) to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 8). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures, or no September Debentures at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock.

The Company’s Board of Directors has designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock and the Company has issued 3,907.67 shares of its Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock has a stated value of $1,000. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-2 Preferred Stock, which is the same as the definition in the Series I-1 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-2 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

During the three months ended March 31, 2020 and 2019, the holder converted 21.25 shares and 547.298 shares of Series I-2 Preferred Stock, respectively, into 250,000,000 and 3,255,700,000 shares, respectively, of the Company’s common stock. As of March 31, 2020, 1,521.65 shares of the Series I-2 Preferred Stock remain outstanding.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of March 31, 2020, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of its Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”).

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

On December 23, 2019, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede LLC (“Alcimede”), of which Seamus Lagan, our Chief Executive Officer, is the sole manager as previously stated. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of its Series K Preferred Stock in exchange for the 250,000 shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred Stock”) held by Alcimede. The holder of the Series J Preferred Stock was entitled to receive, when and as declared by the Board of Directors of the Company, but only out of funds that were legally available therefor, cumulative cash dividends at the rate of 8% of the stated value per annum on each share of Series J Preferred Stock. The Series J Preferred Stock had been issued to Alcimede on July 23, 2018 and upon the issuance of the Series K Preferred Stock to Alcimede, the shares of Series J Preferred Stock were cancelled. Under the Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock do not provide for cumulative dividends. Subsequent to March 31, 2020, Alcimede LLC exchanged the Series K Preferred Stock for Series L Convertible Preferred Stock as more fully discussed in Note 19.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $.0001 per share.

The Company had 9,898,936,775 and 9,648,936,775 shares of common stock issued and outstanding at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company issued 250,000,000 shares of its common stock upon the conversion of 21.25 shares of its Series I-2 Preferred Stock.

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

Effective June 9, 2020, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, at a specific ratio from 1-for-100 to 1-for-10,000, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse split at any time on or before December 31, 2020, subject to the Board of Directors’ discretion to abandon such amendment. See Note 19. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation was the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Number of options	Weighted- average exercise price	Weighted- average contractual term
Outstanding at December 31, 2019	68	$1,152,616	6.33
Granted	-
Expired	-
Forfeit	-
Outstanding at March 31, 2020	68	$1,152,616	6.08

Exercisable at March 31, 2020	68	$1,152,616

All outstanding stock options as of March 31, 2020 were fully vested as of December 31, 2019 and, accordingly, the Company did not incur stock option compensation expense during the three months ended March 31, 2020. The Company recognized stock option compensation expense of $8,650 for the three months ended March 31, 2019. As of March 31, 2020, the weighted average remaining contractual life was 6.08 years for options outstanding and exercisable. The intrinsic value of options exercisable at March 31, 2020 was $0.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

At March 31, 2020, there were 634.6 billion warrants outstanding primarily as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures as more fully discussed in Note 8. The number of warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in (1) increases in the number of shares issuable pursuant to the warrants and (2) decreases in the exercise prices of the warrants.

The following summarizes the information related to warrants issued and the activity during the three months ended March 31, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	634,585,355,376	$0.00014
Warrants expired	(1)	$(3,150.00)
Balance at March 31, 2020	634,585,355,375	$0.00014

On March 27, 2019, the expiration date of certain warrants issued in March 2017 and September 2017, referred to as the March 2017 Series B Warrants and the September 2017 Series B Warrants, were extended from June 2019 to September 2019. The Company used the Black Scholes valuation model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions, and the post-modification term and related assumptions, the Company determined that the change in fair value of the warrants as a result of the modification was $4.1 million, as more fully discussed in Note 11. Accordingly, the Company recorded the $4.1 million as interest expense in the three months ended March 31, 2019. (Note that these expiration dates of these warrants were further extended during May 2019 until March 31, 2022).

Note 14 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$30,000

Acquisition of Jellico Community Hospital and CarePlus Center:
Inventory	$-	$317,427
Property and equipment	-	500,000
Intangible assets	-	250,000
Accrued expenses	-	158,890

Non-cash investing and financing activities:
Series I-2 Preferred Stock converted into common stock	$25,000	$643,880
Value of common stock issued in cashless exercise of warrants	-	11,961
Deemed dividends for trigger of down round provision feature	-	123,861,587

Note 15 – Commitments and Contingencies

Concentration of Credit Risk

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payers and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case was dismissed on June 22, 2020; the Company’s case remains in the early stages.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at March 31, 2020.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at March 31, 2020 was $1.0 million, including $0.2 million of accrued interest. In July 2020, the Company entered into a settlement with Tetra and paid $100,000 as full and final settlement of all liability to Tetra.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at March 31, 2020.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2020, the Company has repaid $11,943 of this amount.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended March 31, 2020 (see Note 7). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 7 above.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability at March 31, 2020.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to lease equipment and purchase supplies. The amount of the settlement in this case of $110,000 was accrued in 2019 and paid in full during the three months ended March 31, 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company reached a settlement in May 2020 to resolve the judgment in the amount of $300,000, which is required to be paid under a payment plan.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019 (see Note 7). In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020. From April 1, 2020 and through June 30, 2020, $150,000 has been paid.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works towards reopening the hospital. The Company has hired a new COO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August 2019 and is currently planning the reopening of the hospital.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with the housekeeping and dietary services.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services.

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

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of March 31, 2020 (see Note 17). The accounting policies of the reportable segments are the same as those described in Note 1.

Selected financial information for the Company’s operating segments was as follows:

	Three Months Ended March 31,
	2020	2019
Net revenues – External
Hospital Operations	$1,840,091	$5,105,265
Clinical Laboratory Operations	1,440	85,385
	$1,841,531	$5,190,650
Net loss from continuing operations before income taxes
Hospital Operations	$(3,092,933)	$(3,175,107)
Clinical Laboratory Operations	(113,386)	(225,530)
Corporate	(645,866)	(1,072,835)
Other expense, net	(3,018,303)	(8,459,323)
	$(6,870,488)	$(12,932,795)
Depreciation and amortization
Hospital Operations	$182,315	$173,776
Clinical Laboratory Operations	(17,743)	49,662
Corporate	135	148
	$164,707	$223,586
Capital expenditures
Hospital Operations	$-	$42,317
	$-	$42,317

	As of
	March 31, 2020	December 31, 2019
Total assets
Hospital Operations	$13,186,606	$14,275,256
Clinical Laboratory Operations	278,011	330,381
Corporate	4,531,979	2,305,380
Assets of AMSG and HTS classified as held for sale	487,278	514,772
Eliminations	(2,718,130)	(2,718,130)
	$15,765,744	$14,707,659

Note 17 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, HTS, as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that terms including numbers or values for consideration shares will not change significantly before closing.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to January 1, 2019, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. Prior to being classified as “held for sale,” AMSG had been the Company’s Decision Support and Informatics segment, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratory Operations segment and now is part of AMSG, and HTS had been the Company’s Supportive Software Solutions segment. Segment operation disclosures in Note 16 no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	March 31, 2020	December 31, 2019
	(unaudited)
Cash	$968	$452
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$968	$452

Property and equipment, net	$-	$-
Deposits	-	-
Non-current assets classified as held for sale	$-	$-

Accounts payable	$491,206	$491,206
Accrued expenses	556,545	565,943
Current portion of notes payable	253,076	256,274
Current liabilities classified as held for sale	$1,300,827	$1,313,423

HTS Assets and Liabilities:

	March 31, 2020	December 31, 2019
	(unaudited)
Cash	$1,921	$17,315
Accounts receivable, net	475,483	482,472
Prepaid expenses and other current assets	4,292	5,150
Current assets classified as held for sale	$481,696	$504,937

Property and equipment, net	$3,114	$3,354
Deposits	1,500	6,029
Non-current assets classified as held for sale	$4,614	$9,383

Accounts payable	$676,581	$668,895
Accrued expenses	814,543	810,184
Current liabilities classified as held for sale	$1,491,124	$1,479,079

Consolidated Discontinued Operations Assets and Liabilities:

	March 31, 2020	December 31, 2019
	(unaudited)
Cash	$2,889	$17,767
Accounts receivable, net	475,483	482,472
Prepaid expenses and other current assets	4,292	5,150
Current assets classified as held for sale	$482,664	$505,389

Property and equipment, net	$3,114	$3,354
Deposits	1,500	6,029
Non-current assets classified as held for sale	$4,614	$9,383

Accounts payable	$1,167,787	$1,160,101
Accrued expenses	1,371,088	1,376,127
Current portion of notes payable	253,076	256,274
Current liabilities classified as held for sale	$2,791,951	$2,792,502

Major line items constituting loss from discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 consisted of the following:

AMSG Loss from Discontinued Operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Revenue from services	$-	$22,982
Cost of services	-	16,655
Gross profit	-	6,327
Operating expenses	963	102,610
Other expense	6,297	25,960
Provision for income taxes	-	-
Loss from discontinued operations	$(7,260)	$(122,243)

HTS Loss from Discontinued Operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Revenue from services	$159,068	$120,089
Cost of services	8,777	32,190
Gross profit	150,291	87,899
Operating expenses	182,806	474,265
Other expense	-	-
Provision for income taxes	-	-
Loss from discontinued operations	$(32,515)	$(386,366)

Consolidated Loss from Discontinued Operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Revenue from services	$159,068	$143,071
Cost of services	8,777	48,845
Gross profit	150,291	94,226
Operating expenses	183,769	576,875
Other expense	6,297	25,960
Provision for income taxes	-	-
Loss from discontinued operations	$(39,775)	$(508,609)

Note 18 – Recent Accounting Pronouncements

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

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Exchange of Preferred Stock

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into an exchange agreement with Alcimede. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. The Series K Preferred Stock had been issued to Alcimede on December 23, 2019 and upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. Shares of the Series K Preferred Stock were convertible immediately into common stock and were entitled to receive, when and as declared by the Board of Directors, dividends equal (on an as if converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock. The Series L Preferred Stock is not convertible into common stock prior to December 1, 2020 and is not entitled to receive any dividends.

Series M Convertible Preferred Stock Exchanged for Loans from Mr. Diamantis

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Convertible Preferred Stock (the “Series M Preferred Stock”) with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share.

The terms of the Series M Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020. In particular: (i) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities; (ii) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event no less than the par value of the Company’s common stock; and (iii) dividends at the rate per annum of ten percent (10%) of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock.

Paycheck Protection Loan

As of May 7, 2020, the Company and its subsidiaries have received loan proceeds in the aggregate amount of approximately $2.4 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans.

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

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds are being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of July 15, 2020, Company-owned hospital facilities have received approximately $12.4 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes.

Past Due Debentures

As more fully discussed in Notes 6 and 8, the Company had outstanding past due debentures, including non-payment penalties and accrued interest aggregating $33.7 million at March 31, 2020. On June 30, 2020, the Company received a formal notice of default and demand for full payment of the outstanding debentures and accrued interest.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2019 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Our Services

We operate in two business segments: Hospital Operations and Clinical Laboratory Operations.

Our Hospital Operations represented approximately 99.9% and 98.4% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center. The Company has suspended operations at the Jamestown hospital but plans to reopen it upon receiving approval and securing adequate capital to do so.

In addition, on March 5, 2019, we closed an asset purchase agreement (the “Purchase Agreement”) whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is located 33 miles east of our Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. We refer to the Jellico Community Hospital and CarePlus Center collectively as Jellico Community Hospital. The purchase price was approximately $0.7 million. This purchase price was made available by Mr. Diamantis, a former member of our Board of Directors.

Our Hospital Operations generated revenues of approximately $1.8 million and $5.1 million during the three months ended March 31, 2020 and 2019, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Our Clinical Laboratory Operations represented approximately 0.1% and 1.6% of our revenues for the three months ended March 31, 2020 and 2019, respectively.

Discontinued Operations

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement that will lead to the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that the terms, including numbers or values for consideration shares, will not change significantly before closing. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders. The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying unaudited condensed consolidated financial statements.

Outlook

We believe that the transition of our business model from diagnostics is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission based sales employees to generate sales. We currently operate two hospitals and a rural clinic in the same general geographic location and own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. While 2019 was a difficult year with unexpected disruption to revenue causing us to suspend operations at the Jamestown facility, we believe we will be successful in reopening this facility in the near future and expect to achieve more stable and predictable revenues and relative costs before the current year end. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the coronavirus (“COVID-19”) pandemic, however, may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased, particularly in the second quarter. As noted in Note 19 to the accompanying unaudited condensed consolidated financial statements, we have received PPP loans as well as provider relief funds from the federal government. If the COVID-19 pandemic continues for an extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

The COVID-19 pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients may defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

Our Clinical Laboratory Operations revenues have decreased significantly over the past few years. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition.

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

Our net loss from continuing operations for the three months ended March 31, 2020 was $5.8 million, as compared to a loss of $12.9 million for the same period of a year ago. The decrease was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $0.6 million, a decrease in other expense of approximately $0.8 million, a reduction in the expense for the change in the fair value of derivative instruments of $0.1 million, a decrease in interest expense of $4.8 million and a benefit for income taxes of $1.1 million. Partially offsetting the decrease in the loss was a gain on bargain purchase recorded in the three months ended March 31, 2019 of $0.3 million.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
Net revenues	$1,841,531	100.0%	$5,190,650	100.0%
Operating expenses:
Direct costs of revenue	2,566,280	139.4%	4,164,400	80.2%
General and administrative expenses	2,962,729	160.9%	5,276,136	101.6%
Depreciation and amortization	164,707	8.9%	223,586	4.3%
Loss from operations	(3,852,185)	-209.2%	(4,473,472)	-86.2%
Other expense, net	(128,043)	-7.0%	(884,280)	-17.0%
Gain on bargain purchase	-	0.0%	250,000	4.8%
Change in fair value of derivative instruments	-	0.0%	(105,076)	-2.0%
Interest expense	(2,890,260)	-156.9%	(7,719,967)	-148.7%
Benefit from income taxes	1,118,485	60.7%	-	0.0%
Net loss from continuing operations	$(5,752,003)	-312.3%	$(12,932,795)	-249.2%

Net Revenues

Consolidated net revenues were $1.8 million for the three months ended March 31, 2020, as compared to $5.2 million for the three months ended March 31, 2019, a decrease of $3.3 million. The decrease in net revenues was due to a reduction in revenue from Jamestown Regional Medical Center of $2.1 million in the three months ended March 31, 2020 compared to the 2019 period. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The decrease in net revenues in the three months ended March 31, 2020, as compared to the 2019 period was also a result of the C0VID-19 pandemic, which we attribute, in part, to decreasing net revenues from Jellico Community Hospital and CarePlus Center of $0.4 million and net revenues from Big South Fork Medical Center of $0.8 million. As a result of the COVID-19 pandemic, we believe demand for our services was reduced. Also reducing revenue were staffing and supply shortages caused by cash constraints during the 2020 period, which required us to divert patients to third party facilities. Clinical Laboratory Operations revenue also decreased by $0.1 million in the three months ended March 31, 2020 compared to the 2019 period.

Net revenues for the three months ended March 31, 2020 and 2019 include bad debt expense elimination of $1.4 million and $2.8 million, respectively, for doubtful accounts and $10.5 million and $32.0 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Cost of Revenue

Direct costs of revenue decreased by $1.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was related to our Hospital Operations. We attribute the decrease primarily to Jamestown Regional Medical Center, where the operations were temporarily suspended beginning in June 2019, as well as decreases in the number of patients served at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 139.4% in the three months ended March 31, 2020 compared to 80.2% in the comparable 2019 period. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to shortages of staff and supplies caused by cash constraints during the three months ended March 31, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $2.3 million, or 43.8%, compared to the same period a year ago. The decrease was due to a decrease in our Hospital Operations general and administrative expenses of $1.9 million and a decrease in our Corporate’s general and administrative expenses of approximately $0.4 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2020 as compared to $0.2 million for the same period a year ago.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss decreased by $0.6 million for the three months ended March 31, 2020, as compared to the 2019 period. Our Hospital Operations operating loss decreased by $0.1 million, Clinical Laboratory Operations loss decreased by $0.1 million and Corporate’s loss decreased by $0.4 million.

Other Expense, net

Other expense for the three months ended March 31, 2020 includes $0.2 million for penalties and interest associated with non-payment of payroll taxes. Other expense for the three months ended March 31, 2019 included a $0.6 million penalty for non-payment of a debenture that was due in March 2019 and $0.3 million from the loss on sale of receivables to a factor.

Gain on Bargain Purchase

In the three months ended March 31, 2019, we realized a $0.3 million gain on the bargain purchase of Jellico Community Hospital acquired on March 5, 2019. The gain was associated with the intangible asset acquired in the acquisition.

Change in Fair Value of Derivative Instruments and Gain on Extinguishment of Debt

The change in the fair value of derivative instruments for the three months ended March 31, 2019 was $0.1 million and related to the reduction in the conversion price of an outstanding debenture. We did not incur a change in the fair value of derivative instruments during the three months ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $2.9 million, as compared to $7.7 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 included $2.2 million for default interest on past due debentures and note payable, $0.4 million for interest incurred by Mr. Diamantis on borrowings he procured in order to loans funds to the Company and $0.3 million of interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the three months ended March 31, 2019 included $3.5 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants and $4.1 million for the modification of warrants.

Benefit for Income Taxes

During the three months ended March 31, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the three months ended March 31, 2020, we recorded approximately $1.1 million in refunds from the carryback of certain of our federal net operating losses.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $7.1 million, to $5.8 million for the three months ended March 31, 2020, as compared to $12.9 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $0.6 million, a decrease in other expense of approximately $0.8 million, a reduction in the expense for the change in the fair value of derivative instruments of $0.1 million, a decrease in interest expense of $4.8 million and a benefit for income taxes of $1.1 million. Partially offsetting the decrease in the loss was a gain on bargain purchase recorded in the three months ended March 31, 2019 of $0.3 million.

The following table presents key financial metrics for our Hospital Operations segment:

	Three Months Ended March 31,
	2020	2019	Change	%
Hospital Operations

Net revenues	$1,840,091	$5,105,265	$(3,265,174)	-64.0%
Operating expenses:
Direct costs of revenue	2,676,537	4,161,618	(1,485,081)	-35.7%
General and administrative expenses	2,074,172	3,944,978	(1,870,806)	-47.4%
Depreciation and amortization	182,315	173,776	8,539	4.9%

Loss from operations	$(3,092,933)	$(3,175,107)	$82,174	-2.6%

Number of Patients Served	5,341	10,955	(5,614)	-51.2%

Key Operating Measures - Net revenues per patient served:	$344.52	$466.02	$(121.50)	-26.1%

Key Operating Measures - Direct costs per patient served:	$501.13	$379.88	$121.25	31.9%

Our Hospital Operations have historically generated operating losses. We served less patients during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of the suspension of operations at Jamestown Regional Medical Center, which did not operate during the three months ended March 31, 2020 following the termination of the Medicare program in June 2019. Also, reducing the number of patients served was the COVID-19 pandemic and shortages of staff and hospital supplies due to cash constraints, which required us to divert patients to third-party facilities during the three months ended March 31, 2020.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended March 31,
	2020	2019	Change	%
Clinical Laboratory Operations

Net revenues	$1,440	$85,385	$(83,945)	-98.3%
Operating expenses:
Direct costs of revenue (1)	(110,257)	2,782	(113,039)	-4063.2%
General and administrative expenses	242,826	258,471	(15,645)	-6.1%
Depreciation and amortization (2)	(17,743)	49,662	(67,405)	-135.7%

Loss from operations	$(113,386)	$(225,530)	$112,144	-49.7%

Key Operating Measures - Revenues:
Insured tests performed	-	78	(78)	-100.0%
Net revenue per insured test (3)	$-	$1,094.68	$(1,094.68)	-100.0%
Revenue recognition percent of gross billings	0.0%	11.0%

Key Operating Measures - Direct Costs:
Total samples processed	-	19	(19)	-100.0%
Direct costs per sample	$-	$146.42	$(146.42)	-100.0%

(1)	Direct costs of revenue in 2020 reflect a reduction of $130,000 in the amount previously recorded for laboratory supplies due to the settlement of a claim as more fully discussed in Note 15.
(2)	Accumulated depreciation that was previously overstated was adjusted in the three months ended March 31, 2020.
(3)	Net revenue per insured test was impacted by the recovery of bad debt in the three months ended March 31, 2019. Excluding the effect of the recovery of bad debt, the net revenue per insured test was approximately $210 per test.

During the three months ended March 31, 2020, our Clinical Laboratory Operations did not perform any laboratory tests. During 2019, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As a result, in an effort to reduce costs, the Company is currently operating its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. The Company intends to sell EPIC, meaning the Company would no longer own or operate clinical laboratories outside of the hospital labs.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended March 31,
	2020	2019	Change	%
Corporate

Operating expenses:
General and administrative expenses	$645,731	$1,072,687	$(426,956)	-39.8%
Depreciation and amortization	135	148	(13)	-8.8%

Loss from operations	$(645,866)	$(1,072,835)	$426,969	-39.8%

The decrease in general and administrative expenses was mainly the result of acquisition costs incurred in the 2019 period for the acquisition of Jellico Community Hospital and CarePlus Center on March 5, 2019. Also reducing general and administrative expenses in the three months ended March 31, 2020 compared to the 2019 period were reductions in insurance expense, compensation related expenses and directors fees.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2020 and the year ended December 31, 2019, we financed our operations primarily from the sale of our equity securities, the issuance of debentures and notes payable, loans from a related party and the sale of accounts receivable to factors. Future cash needs for working capital, capital expenditures, debt obligations and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, at March 31, 2020, we had $61,835 cash on hand from continuing operations, a working capital deficit of $83.7 million, an accumulated deficit of $592.7 million and a stockholders’ deficit of $82.3 million. In addition, we incurred a loss from continuing operations of $5.8 million for the three months ended March 31, 2020 and we used cash of $2.5 million to fund our operations. As of the date of this report, our cash position is deficient; and payments for our operations in the ordinary course are not being made. In addition, we have not repaid approximately $33.6 million of outstanding principal balance of debentures and promissory notes, including default penalties, which are past due and for which we received payment demand notices, and approximately $1.0 million of finance leases, which are past due, among other items. Our fixed operating expenses include payroll, rent, capital lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $3.0 million per month for the three months ended March 31, 2020.

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

We received approximately $1.1 million in cash from the issuance of a promissory note during the three months ended March 31, 2020, which was used to repay amounts due under factoring agreements. During the three months ended March 31, 2020, Mr. Diamantis, a former member of our Board of Directors, provided short term loans to the Company or paid expenses and fees and a portion of the principal due on outstanding debentures on behalf of the Company. The Company paid $0.4 million for interest incurred by Mr. Diamantis on borrowings he procured in order to loan funds to the Company.

Subsequent to March 31, 2020 and through July 15, 2020, we received approximately $2.4 million from the Paycheck Protection Program and approximately $12.4 million from Provider Relief Funds from the United States Department of Health and Human Services. On June 30, 2020, we entered into an exchange agreement with Mr. Diamantis, a former member of our Board of Directors, wherein we exchanged the amount owed to Mr. Diamantis for principal and interest on that date, which totaled $18.8 million, for shares of the Company’s Series M Convertible Preferred Stock. Each of these financing transactions is more fully discussed in Note 19 to our accompanying unaudited condensed consolidated financial statements.

As of March 31, 2020, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019	Change

Cash	$61,835	$16,933	$44,902
Working capital deficit	(83,657,932)	(78,073,092)	(5,584,840)
Total debt, excluding discounts and derivative liabilities	52,874,710	49,010,905	3,863,805
Capital lease obligations	1,018,711	1,119,418	(100,707)
Stockholders’ deficit	$(82,286,499)	$(76,519,721)	$(5,766,778)

The following table presents the major sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change

Cash used in operations	$(2,471,263)	$(885,125)	$(1,586,138)
Cash used in investing activities	-	(700,854)	700,854
Cash provided by financing activities	2,516,165	1,589,116	927,049

Net change in cash	44,902	3,137	41,765
Cash and cash equivalents, beginning of the year	16,933	6,870	10,063
Cash and cash equivalents, end of the period	$61,835	$10,007	$51,828

The components of cash used in operations for the three months ended March 31, 2020 and 2019 are presented in the following table:

	Three Months Ended March 31,
	2020	2019	Change

Net loss from continuing operations	$(5,752,003)	$(12,932,795)	$7,180,792
Non-cash adjustments to income	183,140	8,501,199	(8,318,059)
Accounts receivable	950,696	(1,059,478)	2,010,174
Inventory	(36,420)	92,970	(129,390)
Accounts payable, checks issued in excess of bank balance and accrued expenses	3,278,147	4,736,788	(1,458,641)
Loss from discontinued operations	(39,775)	(508,609)	468,834
Income tax refunds receivable	(1,118,485)	-	(1,118,485)
Other	36,494	98,858	(62,364)
Net cash used in operating activities	(2,498,206)	(1,071,067)	(1,427,139)
Cash provided by discontinued operations	26,943	185,942	(158,999)
Cash used in operations	$(2,471,263)	$(885,125)	$(1,586,138)

No cash was used or provided by investing activities during the three months ended March 31, 2020. The cash used in investing activities for the three months ended March 31, 2019, was due to $0.7 million used for the acquisition of Jellico Community Hospital and approximately $42,000 in purchases of medical equipment.

Cash provided by financing activities for the three months ended March 31, 2020 primarily included $3.1 million in loans from a related party and $1.1 million from the issuance of an installment note payable, partially offset by $0.2 million in payment of debentures, $0.2 million of installment note payable payments and $0.1 million of finance lease obligation payments. Cash provided by financing activities for the three months ended March 31, 2019 included primarily $1.4 million in loans from a related party, $0.5 million from the issuances of debentures and $0.6 million in proceeds from the sale of accounts receivable to a factor. Partially offsetting these cash receipts were $0.7 million in payments of related party loans, $0.1 million in payments of accounts receivable to a factor and $0.1 million of finance lease obligation payments.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 8, 11, 12, 13 and 19 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totaled 744.1 billion at March 31, 2020.

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

As of March 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2019. As of March 31, 2020, we concluded that these material weaknesses continued to exist.

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

Notwithstanding such material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2019 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2019 Form 10-K.

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

RENNOVA HEALTH, INC.

Date: July 17, 2020	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

