Form 10-Q
period 2020-06-30
Rennova Health, Inc.
filed 2020-08-13
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 1,178,885 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2020

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the each of the quarters in the periods ended June 30, 2020 and 2019 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

SIGNATURES		49

RENNOVA HEALTH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$810,848	$16,933
Accounts receivable, net	2,596,432	3,565,447
Inventory	690,076	614,344
Prepaid expenses and other current assets	17,422	487
Income tax refunds receivable	1,760,988	642,503
Current assets of AMSG and HTS classified as held for sale	209,878	505,389
Total current assets	6,085,644	5,345,103

Property and equipment, net	7,896,467	8,231,830
Intangibles, net	509,443	509,443
Deposits	327,281	337,153
Right-of-use assets	394,281	274,747
Non-current assets of AMSG and HTS classified as held for sale	2,140	9,383

Total assets	$15,215,256	$14,707,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.6 million and $0.6 million, respectively)	$11,766,475	$13,691,250
Checks issued in excess of bank account balance	145,685	275,124
Accrued expenses (includes related parties amount of $0 million and $2.0 million, respectively)	16,269,839	14,583,954
Income taxes payable	1,373,669	1,373,669
Current portion of notes payable	5,290,477	3,977,710
Current portion of note payable, related party	-	15,159,455
Current portion of finance lease obligations	349,987	1,119,418
Current portion of debentures	29,153,740	29,873,740
Current portion of right-of-use operating lease obligations	165,924	116,037
Derivative liabilities	455,336	455,336
Current liabilities of AMSG and HTS classified as held for sale	2,303,103	2,792,502
Total current liabilities	67,274,235	83,418,195

Other liabilities:
Note payable, net of current portion	1,402,428	-
Right-of-use operating lease obligations, net of current portion	228,357	158,710
Total liabilities	68,905,020	83,576,905

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	1,790,181	1,815,181

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series K preferred stock, $0.01 par value, 250,000 shares authorized, 0 and 250,000 shares issued and outstanding	-	2,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 22,000 and 0 shares issued and outstanding	220	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 989,894 and 964,894 shares issued and outstanding	99	96
Additional paid-in-capital	532,426,974	510,402,197
Accumulated deficit	(593,762,532)	(586,942,014)
Total stockholders’ deficit	(61,315,239)	(76,519,721)
Total liabilities and stockholders’ deficit	$15,215,256	$14,707,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$2,069,019	$4,061,189	$3,910,550	$9,251,839

Operating expenses:
Direct costs of revenue	2,779,369	4,680,333	5,345,649	8,844,733
General and administrative	2,421,863	4,290,935	5,384,592	9,567,071
Depreciation and amortization	181,091	186,236	345,798	409,822
Total operating expenses	5,382,323	9,157,504	11,076,039	18,821,626

Loss from continuing operations before other income (expense) and income taxes	(3,313,304)	(5,096,315)	(7,165,489)	(9,569,787)

Other income (expense):
Other income (expense), net	6,847,209	(311,463)	6,719,166	(1,195,742)
Gain from legal settlements	1,230,522	-	1,230,522	-
Gain on bargain purchase	-	-	-	250,000
Change in fair value of derivative instruments	-	-	-	(105,076)
Interest expense	(2,658,972)	(7,871,798)	(5,549,232)	(15,591,766)
Total other income (expense), net	5,418,759	(8,183,261)	2,400,456	(16,642,584)

Net income (loss) from continuing operations before income taxes	2,105,455	(13,279,576)	(4,765,033)	(26,212,371)

Benefit from income taxes	-	-	1,118,485	-

Net income (loss) from continuing operations	2,105,455	(13,279,576)	(3,646,548)	(26,212,371)

Net income (loss) from discontinued operations	16,173	(145,251)	(23,602)	(653,860)
Net income (loss)	2,121,628	(13,424,827)	(3,670,150)	(26,866,231)
Deemed dividend	(3,150,368)	-	(3,150,368)	(123,861,587)
Net loss available to common shareholders	$(1,028,740)	$(13,424,827)	$(6,820,518)	$(150,727,818)

Net loss per common share:
Basic net loss available to common shareholders	$(1.04)	$(25.38)	$(6.92)	$(448.88)
Diluted net loss available to common shareholders	$(1.04)	$(25.38)	$(6.92)	$(448.88)
Weighted average number of common shares outstanding during the period:
Basic	989,894	528,965	985,608	335,786
Diluted	989,894	528,965	985,608	335,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended June 30, 2020

(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	paid-in-capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	964,894	$96	$510,402,197	$(586,942,014)	$(76,519,721)
Conversion of Series I-2 Preferred Stock into common stock	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(5,791,778)	(5,791,778)
Balance at March 31, 2020	2,000,010	$20,000	989,894	$99	$510,427,194	$(592,733,792)	$(82,286,499)
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Net income	-	-	-	-	-	2,121,628	2,121,628
Balance at June 30, 2020	2,022,010	$20,220	989,894	$99	$532,426,974	$(593,762,532)	$(61,315,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended June 30, 2019

(unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	12,857	$1	$375,858,739	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 Preferred Stock into common stock	-	-	325,570	33	643,847	-	643,880
Common stock issued in cashless exercise of warrants	-	-	11,962	1	(1)	-	-
Stock-based compensation	-	-	-	-	8,650	-	8,650
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	4,056,425	-	4,056,425
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	20,002	350,389	35	504,429,247	(552,349,597)	(47,900,313)
Conversion of Series I-2 Preferred Stock into common stock	-	-	250,505	25	261,068	-	261,093
Stock-based compensation	-	-	-	-	8,650	-	8,650
Modification of warrants	-	-	-	-	5,408,566	-	5,408,566
Net loss	-	-	-	-	-	(13,424,827)	(13,424,827)
Balance at June 30, 2019	2,000,225	$20,002	600,894	$60	$510,107,531	$(565,774,424)	$(55,646,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss from continuing operations	$(3,646,548)	$(26,212,371)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	345,798	409,822
Stock-based compensation	-	17,300
Amortization of debt discount	63,695	5,003,653
Modification of warrants	-	9,464,991
Gain from legal settlements	(1,230,522)	-
HHS Provider Relief Funds	(7,483,830)	-
Penalty for non-payment of debenture	-	595,440
Change in fair value of derivative instruments	-	105,076
Loss on sales of accounts receivable	249,500	656,949
Bargain purchase gain for hospital and medical center	-	(250,000)
Loss from discontinued operations	(23,602)	(653,860)
Changes in operating assets and liabilities:
Accounts receivable	1,328,369	(2,114,913)
Inventory	(75,732)	35,292
Prepaid expenses and other current assets	(16,935)	(33,353)
Security deposits	9,872	39,227
Accounts payable and checks issued in excess of bank balance	(1,771,184)	4,111,576
Accrued expenses	4,420,816	3,290,128
Income tax assets and liabilities	(1,118,485)	(45,000)
Net cash used in operating activities of continuing operations	(8,948,788)	(5,580,043)
Net cash (used in) provided by operating activities of discontinued operations	(122,991)	153,483
Net cash used in operating activities	(9,071,779)	(5,426,560)

Cash flows from investing activities:
Purchase of hospital and medical center	-	(658,537)
Purchase of property and equipment	(10,435)	(43,715)
Net cash used in investing activities of continuing operations	(10,435)	(702,252)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(10,435)	(702,252)

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	4,595,553	9,099,126
Payments on related party note payable and advances	(3,251,387)	(1,510,000)
Proceeds from issuance of debentures	-	3,845,000
Proceeds from note payable	1,077,116	-
Payments on notes payable	(793,715)	(5,005,513)
Payments on debentures	(720,000)	-
Proceeds from sales of accounts receivable	465,000	1,179,500
Payments on right-to-use liabilities	(133,807)	(92,550)
Proceeds from Paycheck Protection Program notes payable	2,368,100	-
HHS Provider Relief Funds	7,483,830	-
Payments of accounts receivable sold under sales agreements	(1,073,854)	(818,381)
Payments on finance lease obligations	(100,707)	(143,926)
Net cash provided by financing activities of continuing operations	9,916,129	6,553,256
Net cash used in financing activities of discontinued operations	(40,000)	-
Net cash provided by financing activities	9,876,129	6,553,256

Net increase in cash	793,915	424,444

Cash at beginning of period	16,933	6,870

Cash at end of period	$810,848	$431,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the three and six months ended June 30, 2020 and 2019. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2020 may not be indicative of results for the year ending December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reverse Stock Split

On July 22, 2020, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-10,000 reverse stock split effective July 31, 2020 (the “Reverse Stock Split”). On May 7, 2020, the holders of a majority of the total voting power of the Company’s securities approved an amendment to the Company’s Certificate of Incorporation to effect a reverse split of all of the Company’s shares of common stock at a specific ratio within a range from 1-for-100 to 1-for-10,000, and granted authorization to the Board of Directors to determine in its discretion the specific ratio and timing of the reverse split on or prior to December 31, 2020.

As a result of the Reverse Stock Split, every 10,000 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on July 31, 2020. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts and common stock equivalents as of and for the three and six months ended June 30, 2020 and 2019 presented herein have been restated to give effect to the Reverse Stock Split.

Reclassification

Cash payment amounts related to the right-of-use liabilities for the six months ended June 30, 2019 have been reclassified on the statements of cash flows and in Note 10 for comparative purposes.

Comprehensive Loss

During the three and six months ended June 30, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented in the accompanying unaudited condensed consolidated statements of operations.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and six months ended June 30, 2020 and 2019.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At June 30, 2020 and December 31, 2019, estimated contractual allowances of $21.5 million and $16.8 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 21% and 6% for the three months ended June 30, 2020 and 2019, respectively, and 15% and 5% for the six months ended June 30, 2020 and 2019, respectively.

Clinical Laboratory Operations

Laboratory testing services for the six months ended June 30, 2019 include chemical diagnostic tests such as blood analysis and urine analysis. We did not perform any testing and analysis services for the three and six months ended June 30, 2020 and the three months ended June 30, 2019. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; most of the services provided by us in the 2019 period were to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third-party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

The Company intends to sell its clinical laboratory and, if successful, the Company would no longer own or operate clinical laboratories outside of its hospital labs, as more fully discussed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowances for Doubtful Accounts Policy

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

Total gross revenues for Hospital and Clinical Laboratory Operations were reduced by approximately $2.7 million and $2.3 million for bad debt for the three months ended June 30, 2020 and 2019, respectively. After bad debt and contractual and related allowance adjustments to revenues of $11.1 million and $31.4 million, for the three months ended June 30, 2020 and 2019, respectively, we reported net revenues of $2.1 million and $4.1 million.

Total gross revenue for Hospital and Clinical Laboratory Operations were reduced by approximately $4.0 million and $3.9 million for bad debt for the six months ended June 30, 2020 and 2019, respectively. After bad debt and contractual and related allowance adjustments to revenues of $22.9 million and $64.8 million, for the six months ended June 30, 2020 and 2019, respectively, we reported net revenues of $3.9 million and $9.3 million. We continue to review the provision for bad debt and contractual and related allowances. Accounts receivable are presented in Note 4.

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

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. A deemed dividend of $123.9 million was recorded for the six months ended June 30, 2019 as a result of down round provision features. We did not record a deemed dividend as a result of down round provision features during the three months ended June 30, 2020 and 2019 and during the six months ended June 30, 2020. See Note 11 for an additional discussion of derivative financial instruments.

(Loss)Earnings Per Share

The Company reports (loss) earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of (loss) earnings per share for the three and six months ended June 30, 2020 and 2019.

Note 2 – Liquidity and Financial Condition

Impact of the Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As discussed in Note 7, we have received Paycheck Protection Program (“PPP”) loans. We have also received Provider Relief Funds from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds are being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of August 10, 2020, Company-owned facilities have received approximately $12.5 million in relief funds, $7.5 million of which we received in the three months ended June 30, 2020. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through the end of the second quarter, we recognized $7.5 million of these payments as income in the three and six months ended June 30, 2020. The funds have been recorded under the caption “Other income” in our unaudited condensed consolidated statements of operations.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $61.2 million and $593.8 million, respectively, at June 30, 2020. In addition, the Company had a loss from continuing operations of approximately $3.6 million and cash used in operating activities of $9.1 million for the six months ended June 30, 2020. As of the date of this report, payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the defaults under the terms of outstanding debentures, for which we have received a payment demand notice, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

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

The Company’s core business is now rural hospitals, which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

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

Note 3 – Loss Per Share Available to Common Stockholders

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three and six months ended June 30, 2020 and 2019, basic net loss per share available to common stockholders is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss) from continuing operations	$2,105,455	$(13,279,576)	$(3,646,548)	$(26,212,371)
Deemed dividend	(3,150,368)	-	(3,150,368)	(123,861,587)
Net loss available to common stockholders, continuing operations	$(1,044,913)	$(13,279,576)	$(6,796,916)	$(150,073,958)
Net income (loss) from discontinued operations	16,173	(145,251)	(23,602)	(653,860)
Net loss available to common stockholders	$(1,028,740)	$(13,424,827)	$(6,820,518)	$(150,727,818)

Denominator
Basic and diluted weighted average common shares outstanding	989,894	528,965	985,608	335,786

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(1.06)	$(25.11)	$(6.90)	$(446.93)
Basic and diluted, discontinued operations	$0.02	$(0.27)	$(0.02)	$(1.95)
Total basic and diluted	$(1.04)	$(25.38)	$(6.92)	$(448.88)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2020 and 2019, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	June 30,
	2020	2019
Warrants	63,458,545	63,452,541
Convertible preferred stock	16,759,797	8,529,180
Convertible debentures	1,545,690	3,057,040
Stock options	30	34
	81,764,062	75,038,795

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 11, 12 and 13). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including the Reverse Stock Split effected on July 31, 2020, which is more fully discussed in Note 1.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at June 30, 2020 (unaudited) and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Accounts receivable - Hospital Operations	$27,238,635	$26,687,028
Less:
Allowance for discounts - Hospital Operations	(21,529,786)	(16,801,910)
Allowance for bad debts	(2,397,917)	(5,245,817)
Accounts receivable sold under sales agreements	(714,500)	(1,073,854)
Accounts receivable, net	$2,596,432	$3,565,447

The allowance for discounts reflected in the table above increased as a percentage of accounts receivable to 79.0% at June 30, 2020 compared to 63.0% at December 31, 2019. The allowance for discounts varies based on changes in historical contractual allowance rates.

For the three months ended June 30, 2020 and 2019, bad debt expense was $2.7 million and $2.3 million, respectively. For the six months ended June 30, 2020 and 2019, bad debt expense was $4.0 million and $3.9 million, respectively. The allowance for bad debts decreased by $2.8 million at June 30, 2020 compared to the balance at December 31, 2019. The Company’s policy is to write off accounts receivable balances against the allowance for bad debts once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements and Installment Promissory Note

During the year ended December 31, 2019, the Company entered into five accounts receivable sales agreements, including three that were entered into during the six months ended June 30, 2019. The aggregate amount of accounts receivable sold on a non-recourse basis during the year ended December 31, 2019 was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, less $0.1 million of origination fees. As of December 31, 2019, $1.1 million was outstanding and owed under these accounts receivable sales agreements. On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements. The Installment Note is more fully discussed in Note 7.

On June 26, 2020, the Company entered into an accounts receivable sales agreement under which the Company sold $0.7 million of accounts receivable on a non-recourse basis for a purchase price paid to the Company of $0.5 million, less origination fees. Accordingly, the Company recorded a loss on the sale of $0.2 million during the three and six months ended June 30, 2020. As of June 30, 2020, $0.7 million was outstanding and owed under the accounts receivable sales agreement.

Income Tax Refunds Receivable

As of June 30, 2020, the Company had $1.8 million of income tax refunds receivable of which $0.6 million is more fully discussed in Note 15. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the six months ended June 30, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. The Company’s federal net operating losses are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The purchase price for Jellico Community Hospital and CarePlus Center was $658,537. This purchase price was made available by Mr. Diamantis, a former member of the Company’s Board of Directors. The total cost of the acquisition was approximately $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs were fully expensed in 2019.

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

The following presents the unaudited pro-forma combined results of operations of the Company and Jellico Community Hospital and CarePlus Center as if the acquisitions had occurred on January 1, 2019. The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

Six Months Ended
June 30, 2019

Net revenue	$10,969,459
Net loss from continuing operations	(26,409,730)
Deemed dividends from trigger of down round provision feature	(123,861,587)
Net loss from discontinued operations	(653,860)
Net loss to common stockholders	$(150,925,177)

Net loss per common share:
Basic and diluted net loss from continuing operations available to common stockholders	$(444.52)
Basic and diluted net loss available to common stockholders	$(449.47)

Note 6 – Accrued Expenses

Accrued expenses at June 30, 2020 (unaudited) and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued payroll and related liabilities	$7,892,855	$7,859,739
Accrued interest	6,838,360	4,905,749
Accrued legal	970,997	1,308,997
Other accrued expenses	567,627	509,469
Accrued expenses	$16,269,839	$14,583,954

Accrued payroll and related liabilities at June 30, 2020 included approximately $1.8 million for penalties associated with $5.4 million of accrued past due payroll taxes. Accrued interest at December 31, 2019 included accrued interest of $1.9 million on loans made to the Company by Mr. Diamantis, a former member of our Board of Directors. The increase in accrued interest is primarily due to interest associated with outstanding debentures. Debentures are more fully discussed in Note 8. On June 30, 2020, the Company exchanged the loans and the related accrued interest owed to Mr. Diamantis for shares of the Company’s Series M Preferred Stock as more fully discussed in Notes 7 and 13.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with unrelated parties. At June 30, 2020 (unaudited) and December 31, 2019, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30, 2020	December 31, 2019
	(unaudited)
Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	314,102	335,817

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment is due in installments through November 2020.	1,750,000	1,900,000

Notes payable under the Paycheck Protection Program (“PPP) issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning seven months from the date of issuance and the notes mature two years from the date of issuance.	2,368,100	-

Installment note payable to Ponte Investments, LLC dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	518,810	-

	6,692,905	3,977,710
Less current portion	(5,290,477)	(3,977,710)
Notes payable - third parties, net of current portion	$1,402,428	$-

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees under the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount was reflected in accrued expenses at June 30, 2020. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 8) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 15). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of June 30, 2020, the Company has paid $27,510 of principal on these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. As a result of the payment default, the Company accrued “penalty” interest in the amount of approximately $0.3 million. In May 2020, the Company, Mr. Diamantis, as guarantor, and the note holder entered into a Stipulation providing for a payment of a total of $2.2 million (which includes accrued interest) in installments through November 1, 2020. As of June 30, 2020, $150,000 has been paid. The Stipulation is also discussed in Note 15.

On January 29, 2020, the Company entered into the Installment Note in the principal amount of $1.2 million. The Company used the proceeds to satisfy in full the amounts due under accounts receivable sales agreements. These sales agreements are more fully discussed in Note 4. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 are due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. Accordingly, the Company made payments totaling $0.6 million during the six months ended June 30, 2020. The Installment Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to late-payment fees of 10%.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. A portion of the PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first six months. Beginning seven months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The aggregate monthly payment of all of the PPP Notes is approximately $0.1 million. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

Notes Payable – Related Party

At December 31, 2019, the Company was party to loans with a related party, which were exchanged for Series M Preferred Stock on June 30, 2020 as more fully discussed below. At December 31, 2019 related party loans consisted of the following:

December 31, 2019

Loan payable to Christopher Diamantis	$15,159,455

Total note payable, related party	15,159,455

Less current portion of notes payable, related party	(15,159,455)
Total note payable, related party, net of current portion	$-

During the six months ended June 30, 2020, Mr. Diamantis loaned the Company $4.6 million, the majority of which was for working capital purposes. During the six months ended June 30, 2019, Mr. Diamantis advanced the Company $9.1 million which was used for the settlement of a prepaid forward purchase contract, the purchase of Jellico Community Hospital and CarePlus Center as more fully discussed in Note 5 and working capital purposes.

During the three months ended June 30, 2020 and 2019, we accrued interest of $0.2 million and $0.6 million, respectively, on the loans from Mr. Diamantis and during the six months ended June 30, 2020 and 2019, we accrued interest of $0.5 million and $0.7 million, respectively, on the loans from Mr. Diamantis. Interest accrued on loans from Mr. Diamantis at a rate of 10% on all amounts loaned.

On June 30, 2020, we exchanged the total amount owed to Mr. Diamantis for outstanding loans and accrued interest, net of repayments, of approximately $18.8 million for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed in Note 13.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of June 30, 2020 (unaudited), and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Debentures	$29,153,740	$29,873,740
	29,153,740	29,873,740
Less current portion	(29,153,740)	(29,873,740)
Debentures, long-term	$-	$-

The outstanding debentures at June 30, 2020 and December 31, 2019, which were issued during the years ending December 31, 2017, 2018 and 2019, are more fully described in Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. Certain of these debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

Payment on all outstanding debentures of $29.2 million at June 30, 2020, which included non-payment penalties of $6.9 million, is past due. Approximately $0.6 million of the non-payment penalties was recorded in the six months ended June 30, 2019 and the remaining $6.0 million was recorded in the second half of 2019. In January 2020, the Company and Mr. Diamantis entered into a Forbearance Agreement with certain debenture holders under which Mr. Diamantis paid the debenture holders $50,000 for legal fees and $220,000 in principal payments on debentures that were issued in February 2019. In addition, Mr. Diamantis, who had guaranteed certain of the debentures, agreed to grant the debenture holders security interests in certain potential legal settlements funds that may become due to Mr. Diamantis. The Forbearance Agreement, which terminated on March 15, 2020, required the Company and Mr. Diamantis to repay the debenture holders a total of $4.9 million on or before the termination date, of which $4.7 million was not repaid. During May 2020, the Company repaid $0.5 million of the debentures. On June 30, 2020, the Company received a formal notice of default and demand for full payment of the $29.2 million of outstanding debentures plus accrued interest. Accrued interest on the debentures totaled $6.0 million at June 30, 2020.

During the six months ended June 30, 2019, the Company realized a total of $3.8 million in proceeds from the issuances of debentures. No debentures were issued during the six months ended June 30, 2020. At June 30, 2019, unamortized discounts were $1.4 million. These discounts represented original issue discounts, the relative fair value of the warrants issued with the debentures (and the modifications thereof) and the relative fair value of the beneficial conversion features of the debentures. During the three and six months ended June 30, 2019, the Company recorded approximately $1.5 million and $14.5 million of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. The interest expense for the three and six months ended June 30, 2019 included $5.4 million and $9.5 million, respectively, of expense due to the modifications of warrants during the periods. The modifications are more fully discussed in Notes 11 and 13. These discounts were fully amortized as of December 31, 2019 and, accordingly, no amortization associated with the debentures was recorded in the three and six months ended June 30, 2020.

In addition to the non-cash interest expense and amortization of debt discount recorded during the three and six months ended June 30, 2019 discussed in the paragraph above, during the three months ended June 30, 2020 and 2019, the Company accrued interest expense on outstanding debentures of $1.9 million and $0.1 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company accrued interest expense on outstanding debentures of $3.9 million and $0.1 million, respectively.

On June 30, 2020, as adjusted for the Reverse Stock Split, $2.6 million of principal amount of outstanding debentures were convertible into 1,517,788 shares of the Company’s common stock at a price of $1.70 per share. The remaining outstanding debentures were convertible on that date into 27,902 shares of the Company’s common stock.

See Notes 3 and 13 for a discussion of the dilutive effect of the outstanding debentures and warrants as of June 30, 2020.

Note 9 – Related Party Transactions

Alcimede billed $0.1 million and $0.1 million for consulting fees for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for consulting fees for the six months ended June 30, 2020 and 2019, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

See Notes 5 and 7 for discussions of transactions between the Company and Mr. Diamantis.

The terms of the foregoing transactions, including those discussed in Notes 5, 7 and 13, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

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

The following table presents our lease-related assets and liabilities at June 30, 2020 (unaudited) and December 31, 2019:

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets:		(unaudited)
Operating leases	Right-of-use operating lease assets	$394,281	$274,747
Finance leases	Property and equipment, net	349,987	1,119,418

Total lease assets		$744,268	$1,394,165

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	165,924	116,037
Finance leases	Current liabilities	349,987	1,119,418
Noncurrent:
Operating leases	Right-of-use operating lease obligations	228,357	158,710
Finance leases	Long-term debt	-	-

Total lease liabilities		$744,268	$1,394,165

Weighted-average remaining term:
Operating leases		2.42 years	2.02 years
Finance leases		0 years	0.08 years
Weighted-average discount rate:
Operating leases(1)		13.0%	13.0%
Finance leases		10.3%	5.1%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$10,539	$9,290	$26,349	$(45,069)
Interest on lease liabilities	46,503	1,155	93,012	5,100
Operating leases:
Short-term lease expense (2)	78,502	99,927	194,238	187,401

Total lease expense	$135,544	$110,372	$313,599	$147,432

(1)	Adjusts depreciation recorded in the six months ended June 30, 2019.

(2)	Expenses are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$-	$76,559
Financing cash flows for operating leases	$133,807	$92,550
Operating cash flows for finance leases	$9,455	$5,100
Financing cash flows for finance leases payments	$100,707	$143,926

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
July 1, 2020 to June 30, 2021	$207,525	$353,779
July 1, 2021 to June 30, 2022	155,687	-
July 1, 2022 to June 30, 2023	99,107	-
July 1, 2023 to June 30, 2024	-	-
July 1, 2024 to June 30, 2025	-	-
Total	462,319	353,779

Less interest	(68,038)	(3,792)
Present value of minimum lease payments	$394,281	$349,987

As of June 30, 2020, the Company was in default under its finance lease obligations, therefore, the aggregate future minimum lease payments and accrued interest under finance leases in the amount of $0.4 million are deemed to be immediately due. In July 2020, the Company entered into a settlement with the holder of one of the finance leases and paid $0.1 million as full and final settlement of the obligation as more fully discussed in Note 15.

Note 11 – Derivative Financial Instruments and Fair Value

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At June 30, 2020 and December 31, 2019, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total

As of December 31, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of June 30, 2020:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of June 30, 2020 and December 31, 2019 for embedded conversion options that were valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability.

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

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of a newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation. The definition of Triggering Events includes the Company not having enough shares of common stock available to issue upon conversion, a default on certain obligations over $150,000 resulting in their acceleration and monetary judgments in excess of $200,000 that are not satisfied after 45 days.

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of debentures that were issued in September 2017 (the “September Debentures”) to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 8). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures, or no September Debentures at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock.

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

During the six months ended June 30, 2020 and 2019, the holder converted 21.25 shares and 769.2276 shares of Series I-2 Preferred Stock, respectively, into 25,000 and 576,075 shares, respectively, of the Company’s common stock. As of June 30, 2020, 1,521.65 shares of the Series I-2 Preferred Stock remain outstanding.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of June 30, 2020, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of its Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock and 22,000 shares of its Series M Preferred Stock.

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

In September 2017, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097 in connection with the acquisition of Genomas Inc. Genomas Inc. is included in the Company’s discontinued operations, which are discussed in Note 17. As a result of the Reverse Stock Split, the maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is one. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

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

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Preferred Stock. On May 5, 2020, the Company entered into an exchange agreement with Alcimede. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. Upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock is not convertible into common stock prior to December 1, 2020 and is not entitled to receive any dividends.

Series M Convertible Preferred Stock Exchanged for Loans from Mr. Diamantis

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Preferred Stock with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the three and six months ended June 30, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million. See Note 7 for a discussion of the Company’s indebtedness to Mr. Diamantis.

The terms of the Series M Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020. In particular: (i) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities; (ii) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event no less than either of the par value of the Company’s common stock or the conversion price of the Series I-1 Preferred Stock; and (iii) dividends at the rate per annum of ten percent (10%) of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an Irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $.0001 per share.

The Company had 989,894 and 964,894 shares of common stock issued and outstanding at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company issued 25,000 shares of its common stock upon the conversion of 21.25 shares of its Series I-2 Preferred Stock.

Shareholder Proposal Approval and Reverse Stock Split

On May 7, 2020, Mr. Lagan and Alcimede LLC, the holders of 50.25% of the total voting power of the Company’s voting securities, approved by written consent in lieu of a special meeting of stockholders the following proposal, which had previously been approved and recommended to be approved by the stockholders by the Board of Directors of the Company.

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

The stockholder approval of the above proposal became effective on June 9, 2020. As more fully discussed in Note 1, the Company effected the Reverse Stock Split on July 31, 2020. The Reverse Stock Split did not have an effect on the par value or the number of authorized shares of the Company’s common stock.

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

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation was the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As a result of the Reverse Stock Split, the total number of outstanding stock options at June 30, 2020 was 30 and the exercise price was so high as to not be meaningful. All outstanding stock options as of June 30, 2020 were fully vested as of December 31, 2019 and, accordingly, the Company did not incur stock option compensation expense during the six months ended June 30, 2020. The Company recognized stock option compensation expense of $17,300 for the six months ended June 30, 2019. As of June 30, 2020, the weighted average remaining contractual life was 5.83 years for options outstanding and exercisable. The intrinsic value of options exercisable at June 30, 2020 was $0.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

At June 30, 2020, there were 63.5 million warrants outstanding primarily as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures, which are more fully discussed in Note 8. The number of warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in (1) increases in the number of shares issuable pursuant to the warrants and (2) decreases in the exercise prices of the warrants.

The following summarizes the information related to warrants issued and the activity during the six months ended June 30, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	63,458,546	$1.44
Warrants expired	(1)	$(3,150.00)
Balance at June 30, 2020	63,458,545	$1.44

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

Note 14 – Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$9,455	$-
Cash paid for income taxes	$-	$45,000

Acquisition of Jellico Community Hospital and CarePlus Center:
Inventory	$-	$317,427
Property and equipment	-	500,000
Intangible assets	-	250,000
Accrued expenses	-	158,890

Non-cash investing and financing activities:
Series I-2 Preferred Stock converted into common stock	$25,000	$904,973
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000,000	-
Loans and accrued interest exchanged for Series M Preferred Stock	18,849,632	-
Deemed dividend	3,150,368	123,861,587
Exchange of Series K Preferred Stock for Series L Preferred Stock	(2,500)	-
Issuance of Series L Preferred Stock	2,500	-
Original issue discounts on debt	122,885	100,000

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

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company has made provisions of approximately $1.0 million as a liability in its financial statements as well as an estimated $0.6 million of receivables for an additional refund that it believes is due. The Company is also due a refund as a result of the five-year carryback privilege for federal net operating tax losses per the CARES Act, which is more fully discussed in Note 4.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at June 30, 2020.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payment under an equipment leasing contract that the Company had with Tetra and received a judgment against the Company. In May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale were applied to the outstanding balance. In July 2020, the Company entered into a settlement with Tetra and paid $100,000 as full and final settlement of all liability to Tetra. As a result of the settlement, the Company recorded a gain on settlement of approximately $0.9 million in the three and six months ended June 30, 2020.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at June 30, 2020.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of June 30, 2020, the Company has repaid $27,510 of this amount.

Two former employees of the Company’s CollabRx, Inc. subsidiary filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. One former employee received a judgment in October 2018 for approximately $253,000. The other former employee received a judgment in December 2018 for approximately $173,000. While the Company has accrued these amounts claimed, it is considering its options to refute these matters and believes the claims against the Company to be frivolous and outside of entitlement and contractual agreements.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended June 30, 2020 (see Note 7). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, LP over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 7 above.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of June 30, 2020.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to lease equipment and purchase supplies. The amount of the settlement in this case of $110,000 was accrued in 2019 and paid in full during the six months ended June 30, 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000. The Company has disputed the amount owed, and has entered settlement discussions to settle the matter, but has recorded this liability as of June 30, 2020.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company reached a settlement in May 2020 to resolve the judgment in the amount of $300,000, which is being paid under a payment plan.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020. (See Note 7).

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has taken steps to re-enter the Medicare program and is currently planning the reopening of the hospital. Plans and timing have been disrupted by the current pandemic.

In June 2019 CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with the housekeeping and dietary services. The Company has recorded this liability as of June 30, 2020.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of June 30, 2020.

Note 16– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center, Big South Fork Medical Center, Jellico Community Hospital and CarePlus Center.

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

The Company’s Corporate expenses reflect consolidated company-wide support services such as finance, legal counsel, human resources, and payroll.

Selected financial information for the Company’s operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues - External
Hospital Operations	$2,069,019	$4,055,774	$3,909,110	$9,161,039
Clinical Laboratory Operations	-	5,415	1,440	90,800
	$2,069,019	$4,061,189	$3,910,550	$9,251,839
Net income (loss) from continuing operations before income taxes
Hospital Operations	$(2,323,338)	$(4,002,213)	$(5,416,271)	$(7,177,320)
Clinical Laboratory Operations	(293,456)	(180,028)	(406,842)	(405,558)
Corporate	(696,510)	(914,074)	(1,342,376)	(1,986,909)
Other income (expense), net	5,418,759	(8,183,261)	2,400,456	(16,642,584)
Benefit from income taxes	-	-	1,118,485	-
	$2,105,455	$(13,279,576)	$(3,646,548)	$(26,212,371)
Depreciation and amortization
Hospital Operations	$176,998	$176,371	$359,313	$350,147
Clinical Laboratory Operations	4,041	9,683	(13,702)	59,345
Corporate	52	182	187	330
	$181,091	$186,236	$345,798	$409,822
Capital expenditures
Hospital Operations	$10,435	$1,398	$10,435	$43,715
	$10,435	$1,398	$10,435	$43,715

	As of
	June 30, 2020	December 31, 2019
Total assets
Hospital Operations	$12,813,219	$14,275,256
Clinical Laboratory Operations	450,212	330,381
Corporate	4,457,937	2,305,380
Assets of AMSG and HTS classified as held for sale	212,018	514,772
Eliminations	(2,718,130)	(2,718,130)
	$15,215,256	$14,707,659

Note 17 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, HTS, as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that terms including numbers or values for consideration shares will not change significantly before closing.

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

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	June 30, 2020	December 31, 2019
	(unaudited)
Cash	$1,093	$452
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$1,093	$452

Property and equipment, net	$-	$-
Deposits	-	-
Non-current assets classified as held for sale	$-	$-

Accounts payable	$491,566	$491,206
Accrued expenses	544,410	565,943
Current portion of notes payable	134,118	256,274
Current liabilities classified as held for sale	$1,170,094	$1,313,423

HTS Assets and Liabilities:

	June 30, 2020	December 31, 2019
	(unaudited)
Cash	$28,208	$17,315
Accounts receivable, net	177,144	482,472
Prepaid expenses and other current assets	3,433	5,150
Current assets classified as held for sale	$208,785	$504,937

Property and equipment, net	$2,140	$3,354
Deposits	-	6,029
Non-current assets classified as held for sale	$2,140	$9,383

Accounts payable	$355,375	$668,895
Accrued expenses	777,634	810,184
Current liabilities classified as held for sale	$1,133,009	$1,479,079

Consolidated Discontinued Operations Assets and Liabilities:

	June 30, 2020	December 31, 2019
	(unaudited)
Cash	$29,301	$17,767
Accounts receivable, net	177,144	482,472
Prepaid expenses and other current assets	3,433	5,150
Current assets classified as held for sale	$209,878	$505,389

Property and equipment, net	$2,140	$3,354
Deposits	-	6,029
Non-current assets classified as held for sale	$2,140	$9,383

Accounts payable	$846,941	$1,160,101
Accrued expenses	1,322,044	1,376,127
Current portion of notes payable	134,118	256,274
Current liabilities classified as held for sale	$2,303,103	$2,792,502

Major line items constituting income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 consisted of the following:

AMSG Income (Loss) from Discontinued Operations:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$-	$25,500
Cost of services	-	7,105
Gross profit	-	18,395
Operating expenses	14,624	74,008
Other expense	17,294	3,002
Provision for income taxes	-	-
Loss from discontinued operations	$(31,918)	$(58,615)

HTS Income (Loss) from Discontinued Operations:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$103,110	$351,380
Cost of services	2,212	31,304
Gross profit	100,898	320,076
Operating expenses	52,807	406,712
Other expense	-	-
Provision for income taxes	-	-
Income (loss) from discontinued operations	$48,091	$(86,636)

Consolidated Income (Loss) from Discontinued Operations:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$103,110	$376,880
Cost of services	2,212	38,409
Gross profit	100,898	338,471
Operating expenses	67,431	480,720
Other expense	17,294	3,002
Provision for income taxes	-	-
Income (loss) from discontinued operations	$16,173	$(145,251)

Major line items constituting income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 consisted of the following:

AMSG Income (Loss) from Discontinued Operations:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$-	$48,482
Cost of services	-	23,760
Gross profit	-	24,722
Operating expenses	15,587	176,618
Other expense	23,591	28,962
Provision for income taxes	-	-
Loss from discontinued operations	$(39,178)	$(180,858)

HTS Income (Loss) from Discontinued Operations:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$262,178	$471,469
Cost of services	10,989	63,494
Gross profit	251,189	407,975
Operating expenses	235,613	880,977
Other expense	-	-
Provision for income taxes	-	-
Income (loss) from discontinued operations	$15,576	$(473,002)

Consolidated Income (Loss) from Discontinued Operations:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$262,178	$519,951
Cost of services	10,989	87,254
Gross profit	251,189	432,697
Operating expenses	251,200	1,057,595
Other expense	23,591	28,962
Provision for income taxes	-	-
Loss from discontinued operations	$(23,602)	$(653,860)

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

Note 19 – Subsequent Events

Subsequent to June 30, 2020 and through August 10, 2020, we received approximately $5.0 million from HHS Provider Relief Funds.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an Irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. The Series M Preferred Stock is described in Note 13.

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

Our Hospital Operations represented virtually all of our revenues for the three and six months ended June 30, 2020 and 2019. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center. The Company has suspended operations at the Jamestown hospital but plans to reopen it upon receiving Medicare approval and securing adequate capital to do so.

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

Our Hospital Operations generated revenues of approximately $2.1 million and $4.1 million during the three months ended June 30, 2020 and 2019, respectively, and approximately $3.9 million and $9.2 million during the six months ended June 30, 2020 and 2019, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Our Clinical Laboratory Operations did not provide any revenue for the three months ended June 30, 2020 and provided a de minimis amount for the six months ended June 30, 2020. Clinical Laboratory Operations revenues for the three and six months ended June 30, 2019 were $5,415 and $0.1 million, respectively.

Discontinued Operations

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that the terms, including numbers or values for consideration shares, will not change significantly before closing. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders. The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying unaudited condensed consolidated financial statements.

Voting Agreement

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an Irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. The foregoing description of the Voting Agreement does not purport to be completes and is qualified by reference to the Voting Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Outlook

We believe that the transition of our business model from diagnostics is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission based sales employees to generate sales. We currently operate two hospitals and a rural clinic in the same general geographic location and own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. While 2019 was a difficult year with unexpected disruption to revenue causing us to suspend operations at the Jamestown facility, we believe we will be successful in reopening this facility in the near future and expect to achieve more stable and predictable revenues and relative costs before the current year end. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the coronavirus (“COVID-19”) pandemic, which is more fully discussed below, may, however, cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As noted in Notes 1 and 7 to the accompanying unaudited condensed consolidated financial statements, we have received Paycheck Protection Program (“PPP”) loans as well as Health and Human Services (“HHS”) Provider Relief Funds from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

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

We believe that a successful separation of AMSG and HTS will allow each to focus on its own strengths and operational plans. We have agreed to terms that will combine these divisions into one publicly traded entity and believe this will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the separation is complete.

Our loss from continuing operations before other income and (expense) and income taxes for the three months ended June 30, 2020 was $3.3 million compared to a loss of $5.1 million for the same period of a year ago. Our loss from continuing operations before other income and (expense) and income taxes for the six months ended June 30, 2020 was $7.2 million compared to a loss of $9.6 million for the same period a year ago. Our hospitals have generated losses and therefore, we attribute the decreases in the operating losses in the 2020 periods primarily to the temporary suspension of operations at Jamestown Regional Medical Center and a reduction in patients and services at our other hospitals.

We recorded net income from continuing operations for the three months ended June 30, 2020 of $2.1 million, as compared to a loss of $13.3 million for the same period of a year ago. The improvement was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $1.8 million, other income (expense), net of approximately $6.8 million in the three months ended June 30, 2020 compared to other income (expense), net of ($0.3) million in the comparable 2019 period, a $1.2 million gain from legal settlements in the three months ended June 30, 2020 and a decrease in interest expense of $5.2 million.

We recorded a net loss from continuing operations for the six months ended June 30, 2020 of $3.6 million, as compared to a loss of $26.2 million for the same period of a year ago. The improvement was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $2.4 million, other income (expense), net of approximately $6.7 million in the six months ended June 30, 2020 compared to other income (expense), net of ($1.2) million in the comparable 2019 period, a $1.2 million gain from legal settlements in the six months ended June 30, 2020 and a decrease in interest expense of $10.0 million

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
Net revenues	$2,069,019	100.0%	$4,061,189	100.0%
Operating expenses:
Direct costs of revenue	2,779,369	134.3%	4,680,333	115.2%
General and administrative expenses	2,421,863	117.1%	4,290,935	105.7%
Depreciation and amortization	181,091	8.8%	186,236	4.6%
Loss from operations	(3,313,304)	-160.1%	(5,096,315)	-125.5%
Other income (expense), net	6,847,209	330.9%	(311,463)	-7.7%
Gain from legal settlements	1,230,522	59.5%	-	0.0%
Interest expense	(2,658,972)	-128.5%	(7,871,798)	-193.8%
Benefit from income taxes	-	0.0%	-	0.0%
Net income (loss) from continuing operations	$2,105,455	101.8%	$(13,279,576)	-327.0%

Net Revenues

Consolidated net revenues were $2.1 million for the three months ended June 30, 2020, as compared to $4.1 million for the three months ended June 30, 2019, a decrease of $2.0 million. The decrease in net revenues was due to a reduction in revenue from Jamestown Regional Medical Center of $0.8 million in the three months ended June 30, 2020 compared to the 2019 period. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The decrease in net revenues in the three months ended June 30, 2020, as compared to the 2019 period was also a result of the COVID-19 pandemic, which we attribute, in part, to decreasing net revenues from Jellico Community Hospital and CarePlus Center of $1.4 million. As a result of the COVID-19 pandemic, we believe demand for our services was reduced. Also reducing revenues at Jellico Community Hospital and CarePlus Center were staffing issues during the 2020 period, which required us to divert patients to third party facilities. Partially offsetting the decrease in Hospital Operations revenue was a $0.3 million increase in revenue at Big South Fork in the three months ended June 30, 2020 compared to the 2019 period as certain diagnostic equipment was inoperable during the 2019 period.

Net revenue for the three months ended June 30, 2020 and 2019 included bad debt expense elimination of $2.7 million and $2.3 million, respectively, for doubtful accounts and $8.4 million and $29.1 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $1.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was related to our Hospital Operations. We attribute the decrease primarily to Jamestown Regional Medical Center, which was temporarily suspended beginning in June 2019, as well as decreases in the number of patients served at Jellico Community Hospital and CarePlus Center. As a percentage of net revenues, direct costs increased to 134.3% in the three months ended June 30, 2020 compared to 115.2% in the comparable 2019 period. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to staffing issues during the three months ended June 30, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million, or 43.6%, compared to the same period a year ago. The decrease was due to a decrease in our Hospital Operations general and administrative expenses of approximately $1.7 million and a decrease in our Corporate’s general and administrative expenses of approximately $0.2 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2020 as compared to $0.2 million for the same period a year ago.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss decreased by $1.8 million for the three months ended June 30, 2020, as compared to the 2019 period. Our Hospital Operations operating loss decreased by $1.7 million and Corporate’s loss decreased by $0.2 million, partially offset by an increase in the loss from our Clinical Laboratory Operations of $0.1 million.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2020 includes $7.5 million of HHS Provider Relief Funds from the federal government, partially offset by ($0.4) million in penalties and interest associated with non-payment of payroll taxes and ($0.2) million of loss on the sale of accounts receivable under a sales agreement. Other income (expense), net for the three months ended June 30, 2019 was due to the loss on the sale of accounts receivable under a sales agreement.

Gain from Legal Settlements

We settled several legal proceedings during the three months ended June 30, 2020, which resulted in a gain from legal settlements of $1.2 million. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $2.7 million, as compared to $7.9 million for the three months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 included $2.0 million for interest on past due debentures and note payable, $0.3 million for interest incurred by Mr. Diamantis, a former member of our Board of Directors, on borrowings he procured in order to lend funds to the Company and $0.2 million of interest on loans from Mr. Diamantis. Interest expense for the three months ended June 30, 2019 included $0.6 million for interest on loans from Mr. Diamantis, $1.5 million for the amortization of debt discount and deferred financing costs related to debentures and $5.4 million in interest expense associated with the modification of warrants.

Net Income (Loss) from Continuing Operations

We recorded net income from continuing operations for the three months ended June 30, 2020 of $2.1 million, as compared to a loss of $13.3 million for the same period of a year ago. The improvement was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $1.8 million, other income (expense), net of approximately $6.8 million in the three months ended June 30, 2020 compared to other income (expense), net of ($0.3) million in the comparable 2019 period, a $1.2 million gain from legal settlements in the three months ended June 30, 2020 and a decrease in interest expense of $5.2 million.

The following table presents key financial metrics for our Hospital Operations segment:

	Three Months Ended June 30,
	2020	2019	Change	%
Hospital Operations

Net revenues	$2,069,019	$4,055,774	$(1,986,755)	-49.0%
Operating expenses:
Direct costs of revenue	2,669,112	4,680,333	(2,011,221)	-43.0%
General and administrative expenses	1,546,247	3,201,283	(1,655,036)	-51.7%
Depreciation and amortization	176,998	176,371	627	0.4%

Loss from operations	$(2,323,338)	$(4,002,213)	$1,678,875	-41.9%

Number of Patients Served	3,656	12,737	(9,081)	-71.3%

Key Operating Measures - Net revenues per patient served:	$565.92	$318.42	$247.50	77.7%

Key Operating Measures - Direct costs per patient served:	$730.06	$367.46	$362.60	98.7%

Our Hospital Operations have historically generated operating losses. We served less patients during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of the suspension of operations at Jamestown Regional Medical Center, which did not operate during the three months ended June 30, 2020 following the termination of the Medicare program in June 2019. Also, reducing the number of patients served were the COVID-19 pandemic and staffing issues that resulted in us having to divert patients to third-party facilities during the three months ended June 30, 2020. The increase in the net revenues and direct costs per patient in the three months ended June 30, 2020 compared to the 2019 period was due to the performance of more diagnostic testing as more diagnostic machines were operational at Big South Fork during 2020.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended June 30,
	2020	2019	Change	%
Clinical Laboratory Operations

Net revenues (1)	$-	$5,415	$(5,415)	-100.0%
Operating expenses:
Direct costs of revenue (2)	110,257	-	110,257	NM
General and administrative expenses	179,158	175,760	3,398	1.9%
Depreciation and amortization	4,041	9,683	(5,642)	-58.3%

Loss from operations	$(293,456)	$(180,028)	$(113,428)	63.0%

(1)	Net revenue for the three months ended June 30, 2019 related to the recovery of bad debt.
(2)	The direct costs of revenue for the three months ended June 30, 2020 resulted from the reclassification of a previously recorded gain on legal settlement during the period.

During the three months ended June 30, 2020 and 2019, our Clinical Laboratory segment did not perform any laboratory tests. During 2019, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As a result, in an effort to reduce costs, the Company is currently operating its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. The Company intends to sell EPIC, meaning the Company would no longer own or operate clinical laboratories outside of the hospital labs.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
	2020	2019	Change	%
Corporate
Operating expenses:
General and administrative expenses	$696,458	$913,892	$(217,434)	-23.8%
Depreciation and amortization	52	182	(130)	-71.4%

Loss from operations	$(696,510)	$(914,074)	$217,564	-23.8%

The decrease in Corporate’s general and administrative expenses in the three months ending June 30, 2020 compared to the prior period was mainly the result of reductions in insurance expense, rent, compensation related expenses and directors fees.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	$	%	$	%
Net revenues	$3,910,550	100.0%	$9,251,839	100.0%
Operating expenses:
Direct costs of revenue	5,345,649	136.7%	8,844,733	95.6%
General and administrative expenses	5,384,592	137.7%	9,567,071	103.4%
Depreciation and amortization	345,798	8.8%	409,822	4.4%
Loss from operations	(7,165,489)	-183.2%	(9,569,787)	-103.4%
Other income (expense), net	6,719,166	171.8%	(1,195,742)	-12.9%
Gain from legal settlements	1,230,522	31.5%	-	0.0%
Gain on bargain purchase	-	0.0%	250,000	2.7%
Change in fair value of derivative instruments	-	0.0%	(105,076)	-1.1%
Interest expense	(5,549,232)	-141.9%	(15,591,766)	-168.5%
Benefit from income taxes	1,118,485	28.6%	-	0.0%
Net loss from continuing operations	$(3,646,548)	-93.2%	$(26,212,371)	-283.3%

Net Revenues

Consolidated net revenues were $3.9 million for the six months ended June 30, 2020, as compared to $9.3 million for the six months ended June 30, 2019, a decrease of $5.4 million. The decrease in net revenues was due to a reduction in revenue from Jamestown Regional Medical Center of $3.0 million in the six months ended June 30, 2020 compared to the 2019 period. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The decrease in net revenues in the six months ended June 30, 2020, as compared to the 2019 period was also a result of the COVID-19 pandemic, which we attribute, in part, to decreasing net revenues from Jellico Community Hospital and CarePlus Center of approximately $1.8 million and net revenues from Big South Fork Medical Center of $0.5 million. As a result of the COVID-19 pandemic, we believe demand for our services was reduced. Also reducing revenue were staffing issues and supply shortages caused by cash constraints during the 2020 period, which required us to divert patients to third party facilities. Clinical Laboratory Operations revenue also decreased by $0.1 million in the six months ended June 30, 2020 compared to the 2019 period.

Net revenues for the six months ended June 30, 2020 and 2019 include bad debt expense elimination of $4.0 million and $3.9 million, respectively, for doubtful accounts and $18.9 million and $60.9 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $3.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was related to our Hospital Operations. We attribute the decrease primarily to Jamestown Regional Medical Center, which was temporarily suspended beginning in June 2019, as well as decreases in the number of patients served at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 136.7% in the six months ended June 30, 2020 compared to 95.6% in the comparable 2019 period. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to staffing issues and supply shortages caused by cash constraints during the six months ended June 30, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $4.2 million, or 43.7%, compared to the same period a year ago. The decrease was due to a decrease in our Hospital Operations general and administrative expenses of approximately $3.5 million and a decrease in our Corporate’s general and administrative expenses of approximately $0.6 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.3 million for the six months ended June 30, 2020 as compared to $0.4 million for the same period a year ago.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss decreased by $2.4 million for the six months ended June 30, 2020, as compared to the 2019 period. Our Hospital Operations operating loss decreased by $1.8 million and Corporate’s loss decreased by $0.6 million.

Other Income (Expense), net

Other income (expense), net of $6.7 million for the six months ended June 30, 2020 included $7.5 million of HHS Provider Relief Funds, partially offset by ($0.6) million in penalties and interest associated with non-payment of payroll taxes and ($0.2) million of loss on the sale of accounts receivable under a sales agreement. Other income (expense), net of ($1.2) million for the six months ended June 30, 2019 included a ($0.6) million penalty for non-payment of a debenture that was due in March 2019 and ($0.7) million from the loss on sales of accounts receivable under sales agreements.

Gain from Legal Settlements

We settled several legal proceedings during the six months ended June 30, 2020, which resulted in a gain from legal settlements of $1.2 million. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain.

Gain on Bargain Purchase

In the six months ended June 30, 2019, we realized a $0.3 million gain on the bargain purchase of Jellico Community Hospital, which was acquired on March 5, 2019. The gain was associated with the intangible asset acquired in the acquisition.

Change in Fair Value of Derivative Instruments

The change in the fair value of derivative instruments for the six months ended June 30, 2019 was $0.1 million and related to the reduction in the conversion price of an outstanding debenture. We did not incur a change in the fair value of derivative instruments during the six months ended June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $5.5 million, as compared to $15.6 million for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 included $4.0 million for default interest on past due debentures and note payable, $0.7 million for interest incurred by Mr. Diamantis, a former member of our Board of Directors, on borrowings he procured in order to lend funds to the Company and $0.5 million of interest on loans from Mr. Diamantis. Interest expense for the six months ended June 30, 2019 included $0.7 million for interest on loans from Mr. Diamantis, $5.0 million for the amortization of debt discount and deferred financing costs related to debentures and $9.5 million of interest expense associated with the modification of warrants.

Benefit from Income Taxes

During the six months ended June 30, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the six months ended June 30, 2020, we recorded approximately $1.1 million in refunds from the carryback of certain of our federal net operating losses.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $22.6 million, to $3.6 million for the six months ended June 30, 2020, as compared to a net loss from continuing operations of $26.2 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in the loss from operations before other income (expense), net and income taxes of approximately $2.4 million, other income of approximately $6.8 million in the six months ended June 30, 2020 compared to other expense of $1.2 million in the comparable period, a $1.2 million gain from legal settlements in the six months ended June 30, 2020, a decrease in interest expense of $10.0 million in the 2020 period and a $1.1 million income tax benefit in the six months ended June 30, 2020.

The following table presents key financial metrics for our Hospital Operations segment:

	Six Months Ended June 30,
	2020	2019	Change	%
Hospital Operations
Net revenues	$3,909,110	$9,161,039	$(5,251,929)	-57.3%
Operating expenses:
Direct costs of revenue	5,345,649	8,841,951	(3,496,302)	-39.5%
General and administrative expenses	3,620,419	7,146,261	(3,525,842)	-49.3%
Depreciation and amortization	359,313	350,147	9,166	2.6%

Loss from operations	$(5,416,271)	$(7,177,320)	$1,761,049	-24.5%

Number of Patients Served	9,825	23,692	(13,867)	-58.5%

Key Operating Measures - Net revenues per patient served:	$397.87	$386.67	$11.20	2.9%

Key Operating Measures - Direct costs per patient served:	$544.09	$373.20	$170.88	45.8%

Our Hospital Operations have historically generated operating losses. We served less patients during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of the suspension of operations at Jamestown Regional Medical Center, which did not operate during the six months ended June 30, 2020 following the termination of the Medicare program in June 2019. Also, reducing the number of patients served was the COVID-19 pandemic, as well as staffing issues and shortages of hospital supplies due to cash constraints, which required us to divert patients to third-party facilities during the six months ended June 30, 2020.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Six Months Ended June 30,
	2020	2019	Change	%
Clinical Laboratory Operations
Net revenues	$1,440	$90,800	$(89,360)	-98.4%
Operating expenses:
Direct costs of revenue	-	2,782	(2,782)	-100.0%
General and administrative expenses	421,984	434,231	(12,247)	-2.8%
Depreciation and amortization (1)	(13,702)	59,345	(73,047)	-123.1%

Loss from operations	$(406,842)	$(405,558)	$(1,284)	0.3%

Key Operating Measures - Revenues:
Insured tests performed	-	78	(78)	-100.0%
Net revenue per insured test (2)	$-	$1,164.10	$(1,164.10)	-100.0%
Revenue recognition percent of gross billings	0.0%	11.0%

Key Operating Measures - Direct Costs:
Total samples processed	-	19	(19)	-100.0%
Direct costs per sample	$-	$146.42	$(146.42)	-100.0%

(1)	Accumulated depreciation that was previously overstated was adjusted in the six months ended June 30, 2020.
(2)	Net revenue per insured test was impacted by the recovery of bad debt in the six months ended June 30, 2019. Excluding the effect of the recovery of bad debt, the net revenue per insured test was approximately $210.00 per test.

During the six months ended June 30, 2020, our Clinical Laboratory segment did not perform any laboratory tests. During 2019, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As a result, in an effort to reduce costs, the Company is currently operating its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. The Company intends to sell EPIC, meaning the Company would no longer own or operate clinical laboratories outside of the hospital labs.

The following table presents key financial metrics for our Corporate group:

	Six Months Ended June 30,
	2020	2019	Change	%
Corporate
Operating expenses:
General and administrative expenses	$1,342,189	$1,986,579	$(644,390)	-32.4%
Depreciation and amortization	187	330	(143)	-43.3%

Loss from operations	$(1,342,376)	$(1,986,909)	$644,533	-32.4%

The decrease in general and administrative expenses in the six months ended June 30, 2020 compared to the prior period was mainly the result of acquisition costs incurred in the 2019 period for the acquisition of Jellico Community Hospital and CarePlus Center on March 5, 2019. Also reducing general and administrative expenses in the six months ended June 30, 2020 compared to the 2019 period were reductions in insurance expense, rent, compensation related expenses and directors fees.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2020 and the year ended December 31, 2019, we financed our operations primarily from the issuances of equity, debentures and notes payable, loans from a related party and the sale of accounts receivable under sales agreements. Also, during the six months ended June 30, 2020 we received approximately $2.4 million from PPP notes payable (“PPP Notes”) and approximately $7.5 million from HHS Provider Relief Funds. On June 30, 2020, we entered into an exchange agreement with Mr. Diamantis, a former member of our Board of Directors, wherein we exchanged the amount owed to Mr. Diamantis for principal and interest on that date, which totaled $18.8 million, for shares of the Company’s Series M Convertible Preferred Stock. Subsequent to June 30, 2020 and through August 10, 2020, we received approximately $5.0 million from HHS Provider Relief Funds. Each of these financing transactions is more fully discussed in Notes 1, 4, 7, 8, 13 and 19 to our accompanying unaudited condensed consolidated financial statements.

Future cash needs for working capital, capital expenditures, debt obligations and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale/issuances of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, at June 30, 2020, we had $0.8 million cash on hand from continuing operations, a working capital deficit of $61.2 million, an accumulated deficit of $593.8 million and a stockholders’ deficit of $61.3 million. In addition, we incurred a loss from continuing operations of $3.6 million for the six months ended June 30, 2020 and we used cash of $9.1 million to fund our operations. As of the date of this report, our cash position is deficient; and payments for our operations in the ordinary course are not being made. In addition, we have not repaid approximately $35.1 million of outstanding principal balance of debentures, including default penalties and accrued interest, which is past due and for which we have received a payment demand notice. Our fixed operating expenses include payroll, rent, capital lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $3.0 million per month for the six months ended June 30, 2020.

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

Also, during the six months ended June 30, 2020 we received approximately $2.4 million from PPP Notes. As of August 10, 2020, Company-owned facilities have received approximately $12.5 million of HHS Provider Relief Funds, $7.5 million of which were received during the six months ended June 30, 2020. A portion of the PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes. We received approximately $1.1 million in cash from the issuance of a promissory note during the six months ended June 30, 2020, which was used to repay amounts due under accounts receivable sales agreements and $0.5 million from the sale of accounts receivable under a sales agreement. In addition, during the six months ended June 30, 2020, Mr. Diamantis, a former member of our Board of Directors, loaned the Company $4.6 million, the majority of which was used for working capital purposes.

As of June 30, 2020, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019	Change

Cash	$810,848	$16,933	$793,915
Working capital deficit	(61,188,591)	(78,073,092)	16,884,501
Total debt, excluding discounts and derivative liabilities	35,905,834	49,010,905	(13,105,071)
Finance lease obligations	349,987	1,119,418	(769,431)
Stockholders' deficit	$(61,315,239)	$(76,519,721)	$15,204,482

The following table presents the major sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

Cash used in operations	$(9,071,779)	$(5,426,560)	$(3,645,219)
Cash used in investing activities	(10,435)	(702,252)	691,817
Cash provided by financing activities	9,876,129	6,553,256	3,322,873

Net change in cash	793,915	424,444	369,471
Cash and cash equivalents, beginning of the year	16,933	6,870	10,063
Cash and cash equivalents, end of the period	$810,848	$431,314	$379,534

The components of cash used in operations for the six months ended June 30, 2020 and 2019 are presented in the following table:

	Six Months Ended June 30,
	2020	2019	Change

Net loss from continuing operations	$(3,646,548)	$(26,212,371)	$22,565,823
Non-cash adjustments to income	(8,055,359)	16,003,231	(24,058,592)
Accounts receivable	1,328,369	(2,114,913)	3,443,282
Inventory	(75,732)	35,292	(111,024)
Accounts payable, checks issued in excess of bank balance and accrued expenses	2,649,632	7,401,704	(4,752,070)
Loss from discontinued operations	(23,602)	(653,860)	630,258
Income tax assets and liabilities	(1,118,485)	(45,000)	(1,073,485)
Other	(7,063)	5,874	(12,937)
Net cash used in operating activities	(8,948,788)	(5,580,043)	(3,368,745)
Cash (used in) provided by discontinued operations	(122,991)	153,483	(276,474)
Cash used in operations	$(9,071,779)	$(5,426,560)	$(3,645,219)

Cash used by investing activities for the six months ended June 30, 2020 was to purchase $10,435 of hospital equipment. The cash used in investing activities for the six months ended June 30, 2019, was due to $0.7 million used for the acquisition of Jellico Community Hospital and approximately $43,715 for purchases of hospital equipment.

Cash provided by financing activities for the six months ended June 30, 2020 totaled $9.9 million and primarily included $4.6 million in loans from a related party, $2.4 million from PPP Notes, $7.5 million from HHS Provider Relief Funds, $0.5 million from the sale of accounts receivable and $1.1 million from the issuance of an installment note payable. Partially offsetting these cash receipts were $0.7 million in payments of debentures, $0.8 million of notes payable payments, $3.3 million in payments of related party loans and $0.1 million of finance lease obligation payments. Cash provided by financing activities for the six months ended June 30, 2019 of $6.6 million primarily included $9.1 million in loans from a related party, $3.8 million from the issuances of debentures and $1.2 million in proceeds from the sale of accounts receivable under sales agreements. Partially offsetting these cash receipts were $1.5 million in payments of related party loans, $0.8 million in payments of accounts receivable under sales agreements and $0.1 million of finance lease obligation payments.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 8 11, 12, 13 and 19 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a reverse stock split effected on July 31, 2020, which is more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

As of June 30, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2019. As of June 30, 2020, we concluded that these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues during 2020 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; (ii) continuing the process of moving towards securing a prompt and accurate accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.1	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis

10.92	Exchange Agreement, dated as of May 5, 2020, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.178 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

10.93	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: August 13, 2020	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

