Form 10-Q
period 2020-09-30
Rennova Health, Inc.
filed 2020-11-16
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 3,943,679 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2020

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the quarters in the periods ended September 30, 2020 and 2019 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES		53

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$220,343	$16,933
Accounts receivable, net	2,431,715	3,565,447
Inventory	690,409	614,344
Prepaid expenses and other current assets	225,220	487
Income tax refunds receivable	1,165,388	642,503
Current assets of discontinued operations classified as held for sale	186,282	505,389
Total current assets	4,919,357	5,345,103

Property and equipment, net	8,116,050	8,231,830
Intangibles, net	509,443	509,443
Deposits	293,621	237,139
Right-of-use assets	1,030,021	88,905
Non-current assets of discontinued operations classified as held for sale	224,080	295,239

Total assets	$15,092,572	$14,707,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.4 million and $0.6 million, respectively)	$11,640,733	$12,809,723
Checks issued in excess of bank account balance	95,521	275,124
Accrued expenses (includes related parties amount of $0 and $2.0 million, respectively)	16,475,148	14,245,292
Income taxes payable	1,373,669	1,373,669
Current portion of notes payable	3,776,294	3,977,710
Notes payable, related party	278,000	15,159,455
Current portion of finance lease obligations	249,985	1,119,418
Current portion of debentures	14,341,713	29,873,740
Current portion of right-of-use operating lease obligations	152,609	30,311
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations classified as held for sale	3,669,119	4,098,417
Total current liabilities	52,508,127	83,418,195

Other liabilities:
Note payable, net of current portion	2,220,662	-
Right-of-use operating lease obligations, net of current portion	877,412	58,594
Non-current liabilities of discontinued operations classified as held for sale	26,564	100,116
Total liabilities	55,632,765	83,576,905

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	-	5,835,294
Redeemable Preferred Stock - Series I-2	-	1,815,181

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series K preferred stock, $0.01 par value, 250,000 shares authorized, 0 and 250,000 shares issued and outstanding	-	2,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 22,000 and 0 shares issued and outstanding	220	-
Series N preferred stock, $0.01 par value, 50,000 shares authorized, 30,304 and 0 shares issued and outstanding	303	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,866,929 and 964,894 shares issued and outstanding	187	96
Additional paid-in-capital	622,938,644	510,402,197
Accumulated deficit	(663,499,547)	(586,942,014)
Total stockholders’ deficit	(40,540,193)	(76,519,721)
Total liabilities and stockholders’ deficit	$15,092,572	$14,707,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$1,950,698	$3,920,607	$5,860,807	$13,155,882

Operating expenses:
Direct costs of revenue	2,805,829	3,227,709	8,151,478	12,068,460
General and administrative	3,274,508	3,074,522	8,593,756	12,277,416
Depreciation and amortization	53,579	199,996	399,377	609,818
Total operating expenses	6,133,916	6,502,227	17,144,611	24,955,694

Loss from continuing operations before other income (expense) and income taxes	(4,183,218)	(2,581,620)	(11,283,804)	(11,799,812)

Other income (expense), net:
Other income (expense), net	169,101	(5,784,873)	6,907,670	(6,981,116)
Gain (loss) from legal settlements	(23,652)	-	1,096,613	-
Gain on extinguishment of debt	389,864	-	389,864	-
Gain on bargain purchase	-	-	-	250,000
Change in fair value of derivative instrument	-	-	-	(105,075)
Interest expense	(2,377,980)	(3,637,467)	(7,926,750)	(19,229,233)
Total other income (expense), net	(1,842,667)	(9,422,340)	467,397	(26,065,424)

Net loss from continuing operations before income taxes	(6,025,885)	(12,003,960)	(10,816,407)	(37,865,236)
Benefit from income taxes	-	-	(1,118,485)	-

Net loss from continuing operations	(6,025,885)	(12,003,960)	(9,697,922)	(37,865,236)

Net loss from discontinued operations	(166,180)	(261,808)	(164,293)	(1,266,764)
Net loss	(6,192,065)	(12,265,768)	(9,862,215)	(39,132,000)
Deemed dividends	(63,544,950)	-	(66,695,318)	(123,861,587)
Net loss available to common stockholders	$(69,737,015)	$(12,265,768)	$(76,557,533)	$(162,993,587)

Net loss per common share:
Basic net loss available to common stockholders	$(54.33)	$(18.49)	$(70.52)	$(365.30)
Diluted net loss available to common stockholders	$(54.33)	$(18.49)	$(70.52)	$(365.30)
Weighted average number of common shares outstanding during the period:
Basic	1,283,559	663,405	1,085,650	446,192
Diluted	1,283,559	663,405	1,085,650	446,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED SEPTEMBER 30, 2020

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	964,894	$96	$510,402,197	$(586,942,014)	$(76,519,721)
Conversion of Series I-2 Preferred Stock into common stock	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(5,791,778)	(5,791,778)
Balance at March 31, 2020	2,000,010	20,000	989,894	99	510,427,194	(592,733,792)	(82,286,499)
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Net income	-	-	-	-	-	2,121,628	2,121,628
Balance at June 30, 2020	2,022,010	20,220	989,894	99	532,426,974	(593,762,532)	(61,315,239)
Conversions of Series I-2 Preferred Stock into common stock	-	-	288,000	30	252,964	-	252,994
Issuance of Series N Preferred Stock	30,435	304	-	-	30,435,215	-	30,435,519
Conversions of Series N Preferred Stock into common stock	(131)	(1)	589,500	58	(57)	-	-
Payment of cash in lieu of fractional shares	-	-	(465)	-	(684)	-	(684)
Deemed dividends from issuance of Series N Preferred Stock	-	-	-	-	-	(3,720,718)	(3,720,718)
Deemed dividends from trigger of down round provision features	-	-	-	-	59,824,232	(59,824,232)	-
Net loss	-	-	-	-	-	(6,192,065)	(6,192,065)
Balance at September 30, 2020	2,052,314	$20,523	1,866,929	$187	$622,938,644	$(663,499,547)	$(40,540,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE QUARTERS IN THE PERIOD ENDED SEPTEMBER 30, 2019

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	12,857	$1	$375,858,739	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 Preferred Stock into common stock	-	-	325,570	33	643,847	-	643,880
Common stock issued in cashless exercise of warrants	-	-	11,962	1	(1)	-	-
Stock-based compensation	-	-	-	-	8,650	-	8,650
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	4,056,425	-	4,056,425
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	20,002	350,389	350	504,429,247	(552,349,597)	(47,900,313)
Conversion of Series I-2 Preferred Stock into common stock	-	-	250,505	25	261,068	-	261,093
Stock-based compensation	-	-	-	-	8,650	-	8,650
Modification of warrants	-	-	-	-	5,408,566	-	5,408,566
Net loss	-	-	-	-	-	(13,424,827)	(13,424,827)
Balance at June 30, 2019	2,000,225	20,002	6,00,894	60	510,107,531	(565,774,424)	(55,646,831)
Conversion of Series I-2 Preferred Stock into common stock	-	-	239,000	23	238,977	-	239,000
Stock-based compensation	-	-	-	-	8,650	-	8,650
Net loss	-	-	-	-	-	(12,265,768)	(12,265,768)
Balance at September 30, 2019	2,000,225	$20,002	839,894	$83	$510,355,158	$(578,040,192)	$(67,664,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss from continuing operations	$(9,697,922)	$(37,865,236)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	399,377	609,818
Stock-based compensation	-	25,950
Amortization of debt discount	108,958	6,386,305
Modification of warrants	-	9,464,991
Gain on extinguishment of debt	(389,864)	-
Gain from legal settlements	(1,096,613)	-
Other income from federal government relief funds	(8,020,969)	-
Penalty for non-payment of debentures	-	5,710,440
Change in fair value of derivative instrument	-	105,076
Loss on disposal of property and equipment	87,293	-
Loss on sale of accounts receivable under sales agreements	591,563	1,361,053
Bargain purchase gain for hospital and medical center	-	(250,000)
Loss from discontinued operations	(164,293)	(1,266,764)
Changes in operating assets and liabilities:
Accounts receivable	1,241,398	(3,564,790)
Inventory	(76,065)	1,174
Prepaid expenses and other current assets	(224,733)	81,751
Security deposits	(56,482)	(34,659)
Accounts payable and checks issued in excess of bank balance	(1,065,570)	4,974,361
Accrued expenses	5,563,232	(371,438)
Income tax assets and liabilities	(522,885)	(45,000)
Net cash used in operating activities of continuing operations	(13,323,575)	(14,676,968)
Net cash (used in) provided by operating activities of discontinued operations	(100,685)	302,755
Net cash used in operating activities	(13,424,260)	(14,374,213)

Cash flows from investing activities:
Purchase of hospital and medical center	-	(658,537)
Purchase of property and equipment	(370,890)	(50,801)
Net cash used in investing activities of continuing operations	(370,890)	(709,338)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(370,890)	(709,338)

Cash flows from financing activities:
Proceeds from issuance of related party notes payable and advances	5,809,553	16,478,104
Payments on related party notes payable and advances	(4,187,387)	(2,310,000)
Proceeds from issuance of debentures	-	3,845,000
Proceeds from notes payable	1,198,835	1,500,000
Payments on notes payable	(1,522,748)	(5,005,794)
Payments on debentures	(920,000)	-
Proceeds from accounts receivable sales agreements	841,700	2,650,000
Payments on right-to-use liabilities	(98,374)	(41,953)
Proceeds from Paycheck Protection Program notes payable	2,264,201	-
HHS Provider Relief Funds	12,542,691	-
Cash paid for fractional shares in connection with reverse stock split	(684)	-
Payments of accounts receivable under sales agreements	(1,540,929)	(1,782,614)
Payments on finance lease obligations	(200,709)	(143,930)
Net cash provided by financing activities of continuing operations	14,156,149	15,188,813
Net cash used in financing activities of discontinued operations	(157,589)	-
Net cash provided by financing activities	13,998,560	15,188,813

Net increase in cash	203,410	105,262

Cash at beginning of period	16,933	2,209

Cash at end of period	$220,343	$107,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”) is a provider of health care services for healthcare providers, patients and individuals. In late 2016, the Company decided to pursue the opportunity to acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. The Company now owns three hospitals, a physician’s office in Tennessee and a rural clinic in Kentucky. During the three months ended September 30, 2020, the Company’s announced that it had reached an agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented. The Company’s operations now consist of only one business segment, Hospital Operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the three and nine months ended September 30, 2020 and 2019. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of results for the year ending December 31, 2020.

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

As a result of the Reverse Stock Split, every 10,000 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on July 31, 2020. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, equity incentive plans and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts and common stock equivalents as of and for the three and nine months ended September 30, 2020 and 2019 presented herein have been restated to give effect to the Reverse Stock Split.

Reclassification

Cash payment amounts related to the right-of-use liabilities for the nine months ended September 30, 2019 have been reclassified on the statements of cash flows and in Note 10 for comparative purposes.

Comprehensive Loss

During the three and nine months ended September 30, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented in the accompanying unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, deferred liabilities, valuation of equity and derivative instruments, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and nine months ended September 30, 2020 and 2019.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At September 30, 2020 and December 31, 2019, estimated contractual allowances of $14.2 million and $16.8 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

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

Total gross revenues were reduced by approximately $2.2 million and $0.9 million for bad debt for the three months ended September 30, 2020 and 2019, respectively. After bad debt and contractual and related allowance adjustments to revenues of $16.2 million and $21.9 million, for the three months ended September 30, 2020 and 2019, respectively, we reported net revenues of $2.0 million and $3.9 million.

Total gross revenues were reduced by approximately $6.2 million and $4.8 million for bad debt for the nine months ended September 30, 2020 and 2019, respectively. After bad debt and contractual and related allowance adjustments to revenues of $39.1 million and $86.7 million, for the nine months ended September 30, 2020 and 2019, respectively, we reported net revenues of $5.9 million and $13.2 million. We continue to review the provision for bad debt and contractual and related allowances. Accounts receivable are presented in Note 4.

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

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Deemed dividends of $59.8 million were recorded during both the three months and nine months ended September 30, 2020 and $123.9 million was recorded during the nine months ended September 30, 2019, as a result of down round provision features. We did not record deemed dividends during the three months ended September 30, 2019. See Note 11 for an additional discussion of derivative financial instruments.

(Loss)Earnings Per Share

The Company reports (loss) earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019.

Note 2 – Liquidity and Financial Condition

Impact of the Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As discussed in Note 7, we have received Paycheck Protection Program (“PPP”) loans. We have also received Health and Human Services (“HHS”) Provider Relief Funds from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

Hospitalizations in Tennessee for COVID-19 have been increasing.  In particular, infection levels in each of the three counties in which the Company owns hospitals are at the highest levels to date.  These developments may have a material adverse effect on the Company and the operations of our hospitals.  Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the opening has been delayed.

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds are being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of September 30, 2020, Company-owned facilities have received approximately $12.5 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through the end of the third quarter, we recognized $0.6 million and $8.0 million of these payments as income in the three and nine months ended September 30, 2020, respectively. The income has been recorded under the caption “Other income (expense)” and the unrecognized portion has been recorded in accrued liabilities in our unaudited condensed consolidated statements of operations. The Company’s assessment of whether the terms and conditions for amounts received have been met considers all frequently asked questions and other interpretive guidance issued by HHS. On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”) which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from the HHS that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from the HHS may be recognized up to a net zero gain/loss in 2020. During the three months ended September 30, 2020, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the Company’s results of operations during such period and the receipt of additional payments during such period. Taking into account these countervailing factors, the Company believes that the amount recognized as of June 30, 2020 of approximately $7.4 million remains an appropriate estimate as of September 30, 2020.

On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”) which, among other changes, effectively reinstates the definition of lost revenues that was the basis for the $7.4 million of pandemic relief funds recognized during the three and six months ended June 30, 2020. As a non-recognizable subsequent event, the Company’s estimate as of September 30, 2020, as set forth above, has not been updated for the October 22, 2020 Notice; additional information is included in Note 18.

Provider Relief Funds received through HHS that have not yet been recognized as income or otherwise have not been refunded to HHS as of September 30, 2020, are reflected within accrued liabilities in the unaudited condensed consolidated balance sheet, and such unrecognized amounts may be recognized as income in future periods if the underlying conditions for recognition are met. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional Provider Relief Fund payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $47.6 million and $663.5 million, respectively, at September 30, 2020. In addition, the Company had a loss from continuing operations of approximately $9.7 million and cash used in operating activities of $13.4 million for the nine months ended September 30, 2020. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding debentures and notes payable as more discussed in Notes 7 and 8, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company plans to separate out its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies in either a spin off or transaction with a publicly quoted company. The separations are subject to numerous conditions, including effectiveness of Registration Statements that may need to be filed with the SEC and consents, including under various funding agreements previously entered into by the Company. The intent of the separation of AMSG and HTS is to create separate public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 16. On June 10, 2020, the Company signed an agreement with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company (target) after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this target. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction as more fully discussed in Note 16.

In addition, during the third quarter of 2020, the Company’s announced that it had reached an agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented.

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

Note 3 – Loss Per Share Available to Common Stockholders

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three and nine months ended September 30, 2020 and 2019, basic net loss per share available to common stockholders is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss from continuing operations	$(6,025,885)	$(12,003,960)	$(9,697,922)	$(37,865,236)
Deemed dividends	(63,544,950)	-	(66,695,318)	(123,861,587)
Net loss available to common stockholders, continuing operations	$(69,570,835)	$(12,003,960)	$(76,393,240)	$(161,726,823)
Net loss from discontinued operations	(166,180)	(261,808)	(164,293)	(1,266,764)
Net loss available to common stockholders	$(69,737,015)	$(12,265,768)	$(76,557,533)	$(162,993,587)

Denominator
Basic and diluted weighted average common shares outstanding	1,283,559	663,405	1,085,650	446,192

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(54.20)	$(18.10)	$(70.37)	$(362.46)
Basic and diluted, discontinued operations	$(0.13)	$(0.39)	$(0.15)	$(2.84)
Total basic and diluted	$(54.33)	$(18.49)	$(70.52)	$(365.30)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2020 and 2019, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	September 30,
	2020	2019
Warrants	335,446,218	63,452,563
Convertible preferred stock	313,807,465	8,290,179
Convertible debentures	51,133,333	3,063,478
Stock options	26	30
	700,387,042	74,806,250

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

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at September 30, 2020 (unaudited) and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Accounts receivable	$21,920,386	$26,687,028
Less:
Allowance for discounts	(14,190,812)	(16,801,910)
Allowance for bad debts	(4,331,671)	(5,245,817)
Accounts receivable owed under sales agreements	(966,188)	(1,073,854)
Accounts receivable, net	$2,431,715	$3,565,447

The allowance for discounts reflected in the table above increased as a percentage of accounts receivable to 64.7% at September 30, 2020 compared to 63.0% at December 31, 2019. The allowance for discounts varies based on changes in historical contractual allowance rates.

For the three months ended September 30, 2020 and 2019, bad debt expense was $2.2 million and $0.9 million, respectively. For the nine months ended September 30, 2020 and 2019, bad debt expense was $6.2 million and $4.8 million, respectively. The allowance for bad debts decreased by $0.9 million at September 30, 2020 compared to the balance at December 31, 2019. The Company’s policy is to write off accounts receivable balances against the allowance for bad debts once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements and Installment Promissory Note

During the year ended December 31, 2019, the Company entered into five accounts receivable sales agreements. The aggregate amount of accounts receivable sold on a non-recourse basis during the year ended December 31, 2019 was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, less $0.1 million of origination fees. As of December 31, 2019, $1.1 million was outstanding and owed under these accounts receivable sales agreements. On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements. The Installment Note is more fully discussed in Note 7.

During the nine months ended September 30, 2020, the Company entered into three accounts receivable sales agreements under which the Company sold $1.9 million of accounts receivable on a non-recourse basis for a purchase price paid to the Company of $1.3 million, less origination fees. Accordingly, the Company recorded a loss on the sale of $0.3 million and $0.6 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, $1.0 million was outstanding and owed under the accounts receivable sales agreements.

Income Tax Refunds Receivable

As of September 30, 2020, the Company had $1.2 million of income tax refunds receivable. During the three and nine months ended September 30, 2020, the Company received $0.6 million of income tax refunds. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the nine months ended September 30, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. The Company’s federal net operating losses are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Nine months Ended
September 30, 2019

Net revenue	$14,873,502
Net loss from continuing operations	(38,062,595)
Deemed dividends from trigger of down round provisions	(123,861,587)
Net loss from discontinued operations	(1,266,764)
Net loss available to common stockholders	$(163,190,946)

Net loss per common share:
Basic and diluted net loss from continuing operations available to common stockholders	$(362.90)
Basic and diluted net loss available to common stockholders	$(365.74)

Note 6 – Accrued Expenses

Accrued expenses at September 30, 2020 (unaudited) and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued payroll and related liabilities	$7,357,041	$7,603,077
Deferred HHS Provider Relief Funds	4,400,000	-
Accrued interest	3,373,430	4,905,749
Accrued legal	770,019	1,226,997
Other accrued expenses	574,658	509,469
Accrued expenses	$16,475,148	$14,245,292

Accrued payroll and related liabilities at September 30, 2020 included approximately $1.8 million for penalties associated with approximately $5.0 million of accrued past due payroll taxes.

As of September 30, 2020, we have deferred $4.4 million of HHS Provider Relief funds as more fully discussed in Note 1.

Accrued interest decreased by $1.5 million at September 30, 2020 as compared to December 31, 2019. On June 30, 2020, the Company exchanged loans and the related accrued interest owed to Mr. Diamantis, a former member of our Board of Directors, outstanding as of that date for shares of the Company’s newly-issued Series M Convertible Preferred Stock (the “Series M Preferred Stock”) as more fully discussed in Notes 7 and 13. On August 31, 2020, the Company exchanged certain debentures and associated accrued interest outstanding as of that date for shares of its newly-issued Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and the interest accrued on certain outstanding debentures was reduced as more fully discussed in Note 8. Accrued interest at December 31, 2019 included accrued interest of $1.9 million on loans made to the Company by Mr. Diamantis. No accrued interest was owed to Mr. Diamantis at September 30, 2020.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with unrelated and related parties. At September 30, 2020 (unaudited) and December 31, 2019, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30, 2020	December 31, 2019
	(unaudited)
Loan payable to TCA Global Credit Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	297,068	335,817

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment is due in installments through November 2020.	1,450,000	1,900,000

Notes payable under the Paycheck Protection Program (“PPP) issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	2,385,921	-

Installment note payable to Ponte Investments, LLC dated January 29, 2020, in the original principal amount of $1.2 million less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	122,074	-

	5,996,956	3,977,710
Less current portion	(3,776,294)	(3,977,710)
Notes payable - third parties, net of current portion	$2,220,662	$-

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees under the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount was reflected in accrued expenses at September 30, 2020. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 8) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 15). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2020, the Company has paid $38,749 of principal on these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. As a result of the payment default, the Company accrued “penalty” interest in the amount of approximately $0.3 million. In May 2020, the Company, Mr. Diamantis, as guarantor, and the note holder entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued interest) in installments through November 1, 2020. As of September 30, 2020, $450,000 has been paid, which is $150,000 less than the required amount through that date. The Stipulation is more fully discussed in Note 15.

On January 29, 2020, the Company entered into the Installment Note in the principal amount of $1.2 million. The Company used the proceeds to satisfy in full the amounts due under accounts receivable sales agreements. These sales agreements are more fully discussed in Note 4. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 are due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. Accordingly, the Company made payments totaling $1.1 million during the nine months ended September 30, 2020. The Installment Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to late-payment fees of 10%.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries entered into promissory notes (the “PPP Notes”) and received PPP loan proceeds in the aggregate amount of approximately $2.3 million. A portion of the PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The aggregate monthly payment of all of the PPP Notes is approximately $0.1 million. As of September 30, 2020, the Company has used a portion of and intends to use all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

Notes Payable – Related Party

At September 30, 2020 (unaudited) and December 31, 2019, related party loans consisted of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Loans payable to Christopher Diamantis	$278,000	$15,159,455

Total notes payable, related party	278,000	15,159,455

Less current portion of notes payable, related party	(278,000)	(15,159,455)
Total notes payable, related party, net of current portion	$—	$—

During the three months ended September 30, 2020, Mr. Diamantis loaned the Company $1.2 million and the Company repaid Mr. Diamantis $0.9 million. During the six months ended June 30, 2020, Mr. Diamantis loaned the Company $4.6 million, the majority of which was for working capital purposes. During the nine months ended September 30, 2019, Mr. Diamantis advanced the Company $9.1 million which was used for the settlement of a prepaid forward purchase contract, $0.7 million for the purchase of Jellico Community Hospital and CarePlus Center as more fully discussed in Note 5 and $6.7 million that was used primarily for working capital purposes. On June 30, 2020, we exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, of approximately $18.8 million for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed in Note 13.

During the three months ended September 30, 2020 and 2019, we accrued interest of $55,000 and $0.6 million, respectively, on the loans from Mr. Diamantis and during the nine months ended September 30, 2020 and 2019, we accrued interest of $0.5 million and $1.5 million, respectively, on the loans from Mr. Diamantis. Interest accrued on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of September 30, 2020 (unaudited), and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Debentures	$14,341,713	$29,873,740
	14,341,713	29,873,740
Less current portion	(14,341,713)	(29,873,740)
Debentures, long-term	$-	$-

The original terms of outstanding debentures at September 30, 2020 and December 31, 2019, which were issued during the years ending December 31, 2017, 2018 and 2019, are more fully described in Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. Certain of these debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

During the nine months ended September 30, 2019, the Company realized a total of $3.8 million in proceeds from issuances of debentures. No debentures were issued during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded approximately $1.4 million and $15.9 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. The interest expense for the nine months ended September 30, 2019 included $9.5 million of expense due to the modifications of warrants during the period. The modifications are more fully discussed in Notes 11 and 13. These discounts were fully amortized as of September 30, 2019 and, accordingly, no amortization associated with the debentures was recorded in the three and nine months ended September 30, 2020.

In addition to the non-cash interest expense and amortization of debt discount recorded during the three and nine months ended September 30, 2019 discussed in the paragraph above, during the three months ended September 30, 2020 and 2019, the Company accrued interest expense on outstanding debentures of $1.5 million and $0.2 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company accrued interest expense on outstanding debentures of $5.4 million and $0.4 million, respectively.

Payment of all outstanding debentures totaling $14.3 million at September 30, 2020 was past due by the debentures’ original terms and the Company recorded approximately $6.6 million of non-payment penalties, of which $5.7 million was recorded in the nine months ended September 30, 2019, as a result of the payment defaults. In January 2020, the Company and Mr. Diamantis entered into a Forbearance Agreement with certain debenture holders under which Mr. Diamantis paid the debenture holders $50,000 for legal fees and $220,000 in principal payments on debentures that were issued in February 2019. In addition, Mr. Diamantis, who had guaranteed certain of the debentures, agreed to grant the debenture holders security interests in certain potential legal settlements funds that may become due to Mr. Diamantis. The Forbearance Agreement, which terminated on March 15, 2020, required the Company and Mr. Diamantis to repay the debenture holders a total of $4.9 million on or before the termination date, of which $4.7 million was not repaid. During May 2020, the Company repaid $0.5 million of the debentures. On June 30, 2020, the Company received a formal notice of default and demand for full payment of the $29.2 million of outstanding debentures on that date plus accrued interest. The Company repaid $0.2 million of the debentures in July 2020.

On August 31, 2020, the Company and the debenture holders entered into the Exchange, Redemption and Forbearance Agreements (the “Exchange and Redemption Agreements”) wherein they agreed to:

1)	Exchange outstanding Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) and Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock” and, collectively, with the Series I-1 Preferred Stock, the “Series I-1 and I-2 Preferred Stock”) for shares of Series N Preferred Stock at the face value of the Series I-1 and I-2 Preferred Stock, which was $6,257,616. The Series I-1 and I-2 Preferred Stock are more fully discussed in Note 13 and the Series N Preferred Stock is more fully discussed in Notes 13 and 14;

2)	Exchange on August 31, 2020 outstanding debentures totaling $19.3 million, which included principal and penalties of $16.5 million and accrued interest of $2.8 million for Series N Preferred Stock with a face value (and determined to be fair value) of $24.2 million;

3)	Provide for the repayment of outstanding debentures and accrued interest of approximately $9.8 million at August 31, 2020, for a payment of $10.0 million in cash any time on or before November 29, 2020, however, if the payment is not made timely, a “potential exchange premium” of $1.65 million will also become due for these debentures;

4)	Provide, if the payment in Number 3 above is made timely, to allow for the exchange of outstanding non-convertible debentures, with a carrying value on Rennova’s books of $4.8 million at August 31, 2020, including penalties at 30% of the original principal balance and penalty interest calculated at 18% per annum, into Series N Preferred Stock with a face value of $4.9 million. Under this provision, the penalty interest is accrued at the rate of 18% per annum and not the original interest terms, which were 5% per month and 24% per annum on late payment of penalty interest, as a concession and to offset the premium paid for the exchange of the debentures noted in Number 2 above. This interest rate concession, which totaled $2.3 million at August 31, 2020, is permanent and will not be reversed in any event, including non-payment of the $10.0 million by November 29, 2020;

5)	Provide that if the $10.0 million cash payment is made timely, no interest will accrue or be due under the outstanding debentures for the periods subsequent to August 31, 2020, however, interest will again accrue on these outstanding debentures at a rate of 18% per annum subsequent to August 31, 2020 if the $10.0 million cash payment is not made timely;

6)	During the 90-day redemption period (or until the occurrence of certain specified events, if earlier), the investors will forbear from exercising any remedies against the Company or Mr. Diamantis as a result of any existing defaults under the outstanding securities; and

7)	Provide that the embedded conversion options of the outstanding debentures noted in Number 3 above have been suspended as of August 31, 2020 and that the conversion terms will only be reinstated to their original terms after November 29, 2020 if the $10.0 million cash payment is not made.

During the three and nine months ended September 30, 2020, as a result of the Exchange and Redemption Agreements, the Company recorded (i) a $0.4 million gain on the extinguishment of debt, which included the potential exchange premium of $1.65 million, and a $0.3 million fair value adjustment to the debenture principal, partially offset by the reduction in interest expense of $2.3 million; and (ii) deemed dividends of $3.7 million as a result of the exchange of the debentures and Series I-1 and I-2 Preferred Stock for shares of the Series N Preferred Stock. The Company recorded the $1.65 million potential exchange premium as of September 30, 2020 because its ability to raise sufficient capital to make the $10 million cash payment on or before November 29, 2020 is uncertain at this time.

In addition, during the three and nine months ended September 30, 2020, the Company recorded $59.8 million of deemed dividends as a result of the down round provisions of debentures and warrants. See Notes 11 and 13.

Note 9 – Related Party Transactions

Alcimede billed $0.2 million and $0.1 million for consulting fees for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.3 million for consulting fees for the nine months ended September 30, 2020 and 2019, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

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

The following table presents our lease-related assets and liabilities at September 30, 2020 (unaudited) and December 31, 2019:

	Balance Sheet Classification	September 30, 2020	December 31, 2019
		(unaudited)
Assets:
Operating leases	Right-of-use operating lease assets	$1,030,021	$88,905
Finance leases	Property and equipment, net	249,985	1,119,418

Total lease assets		$1,280,006	$1,208,323

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$152,609	$30,311
Finance leases	Current liabilities	249,985	1,119,418
Noncurrent:
Operating leases	Right-of-use operating lease obligations	877,412	58,594

Total lease liabilities		$1,280,006	$1,208,323

Weighted-average remaining term:
Operating leases		4.39 years	2.96 years
Finance leases		0 years	0.08 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	5.1%

The following table presents certain information related to lease expense for finance and operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$-	$15,004	$26,349	$(30,055)
Interest on lease liabilities	-	704	9,455	5,804
Operating leases:
Short-term lease expense (2)	49,196	42,221	219,138	178,795
Total lease expense	$49,196	$57,929	$254,942	$154,544

(1)	Adjusts depreciation recorded in the nine months ended September 30, 2019.
(2)	Expenses are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$-	$118,512
Financing cash flows for operating leases	$98,374	$41,953
Operating cash flows for finance leases	$9,455	$5,800
Financing cash flows for finance leases payments	$200,709	$143,930

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
October 1, 2020 to September 30, 2021	$277,940	$253,776
October 1, 2021 to September 30, 2022	337,357	-
October 1, 2022 to September 30, 2023	307,082	-
October 1, 2023 to September 30, 2024	217,839	-
October 1, 2024 to September 30, 2025	223,795	-
Thereafter	18,650
Total	1,382,663	253,776

Less interest	(352,642)	(3,791)
Present value of minimum lease payments	$1,030,021	$249,985

Less current portion of lease obligations	(152,609)	(249,985)
Lease obligations, net of current portion	$877,412	$-

As of September 30, 2020, the Company was in default under its finance lease obligations, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due. In July 2020, the Company entered into a settlement with the holder of one of the finance leases and paid $0.1 million as full and final settlement of the obligation as more fully discussed in Note 15.

Note 11 – Derivative Financial Instruments and Fair Value

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2020 and December 31, 2019, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total

As of December 31, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of September 30, 2020:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of September 30, 2020 and December 31, 2019 for embedded conversion options that were valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability.

During the three and nine months ended September 30, 2020, the conversions of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 0.09% to 0.12%, volatility ranging from 134.3% to 208.2% and weighted average lives ranging from .25 to 1.49 years. The incremental value of $59.8 million was recorded as deemed dividends in both the three and nine months ended September 30, 2020, respectively.

During the nine months ended September 30, 2019, the conversions of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 2.4% to 2.6%, volatility ranging from 189.5% to 273.1% and weighted average lives ranging from 0.3 to 3.2 years. The incremental value of $123.9 million was recorded as a deemed dividend for the nine months ended September 30, 2019. Deemed dividends are also discussed in Notes 1 and 3.

During the nine months ended September 30, 2019, the Company recorded interest expense of $9.5 million, which represented the fair value of the modification of warrants during the periods as more fully discussed in Note 13. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification terms and related assumptions of risk free rates ranging from 2.44% to 2.46%, volatility ranging from 182.9% to 204.4% and weighted average remaining lives of .24 years to .36 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.23% to 2.49%, volatility ranging from 198.3% to 259.4% and weighted average remaining lives ranging from .48 years to 2.89 years, the changes in the fair value of the warrant instruments as a result of the modifications were estimated.

Note 12 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 13. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of Series I-1 Preferred Stock. Each share of Series I-1 Preferred Stock had a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. Each share of Series I-1 Preferred Stock was convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price was subject to “full ratchet” and other customary anti-dilution protections.

On October 30, 2017, the Company entered into Exchange Agreements with the holders of debentures that were issued in September 2017 (the “September Debentures”) to provide that the holders could, from time to time, exchange their September Debentures for shares of a Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 8). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures or none at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of the debenture surrendered to the Company at any closing date, the Company would issue to the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange was at the option of the Company. Each share of Series I-2 Preferred Stock was convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price was subject to “full ratchet” and other customary anti-dilution protections.

The Company’s Board of Directors designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock and the Company issued 3,907.67 shares of its Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock had a stated value of $1,000.

During the nine months ended September 30, 2020, the holder converted 236.30 shares of Series I-2 Preferred Stock into 313,000 shares of the Company’s common stock and during the nine months ended September 30, 2019, the holder converted 982.101 shares of Series I-2 Preferred Stock into 815,075 shares of the Company’s common stock.

On August 31, 2020, 6,257.62 shares of the Series I-1 and Series I-2 Preferred Stock were exchanged for the Company’s Series N Preferred Stock as more fully discussed below and in Note 8.

On August 31, 2020, the Company entered into the Exchange and Redemption Agreements with certain institutional investors in the Company wherein, the investors agreed to reduce their holdings of the Company’s debentures, which are more fully discussed in Note 8, by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the outstanding shares of the Company’s Series I-1 Preferred Stock and Series I-2 Preferred Stock for 30,435.52 shares of the Company’s Series N Preferred Stock. Mr. Diamantis is also a party to the Agreements as he continues to be a guarantor of a portion of the remaining debentures. The Exchange and Redemption Agreements are more fully discussed in Note 8. The Series N Preferred Stock is more fully discussed in Note 13.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of September 30, 2020, the Company had outstanding shares of preferred stock consisting of shares of its Series N Preferred Stock (which are more fully discussed in Note 12), 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock, 22,000 shares of its Series M Preferred Stock and 30,304 shares of its Series N Preferred Stock.

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

Series M Convertible Preferred Stock Exchanged for Loans from Mr. Diamantis

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Preferred Stock with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the nine months ended September 30, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million. See Note 7 for a discussion of the Company’s former indebtedness to Mr. Diamantis.

The terms of the Series M Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020. In particular: (i) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities; (ii) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock; and (iii) dividends at the rate per annum of ten percent (10%) of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Convertible Preferred Stock Exchanged for Series I-1 and Series I-2 Preferred Stock and Debentures

On August 31, 2020, the Company filed a certificate of designation to authorize 50,000 shares of its newly-authorized Series N Preferred Stock with a stated value of $1,000 per share. On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the Exchange and Redemption Agreements, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Preferred Stock and Series I-2 Preferred Stock for 30,435.52 shares of the Company’s Series N Preferred Stock. The Exchange and Redemption Agreements are more fully discussed in Notes 8 and 12.

The terms of the Series N Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020, In particular:

Voting Rights. Except as provided below or by law, the Series N Preferred Stock shall have no voting rights. However, as long as any shares of Series N Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series N Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series N Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series N Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividends. Dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series N Preferred Stock from and after the date of the original issuance of such share of Series N Preferred Stock (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Preferred Accruing Dividends are paid.

Rank. The Series N Preferred Stock ranks with respect to dividends or a liquidation, (i) on parity with the common stock, the Company’s Series H Preferred Stock, the Company’s Series L Preferred Stock and the Company’s Series M Preferred Stock, (ii) senior to the Company’s Series F Preferred Stock, and (iii) junior to any other class or series of preferred stock of the Company afterwards created and ranking by its terms senior to the Series N Preferred Stock.

Conversion. Each share of the Series N Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series N Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price. The conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date. Holders of the Series N Preferred Stock are prohibited from converting Series N Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or, upon election of the holder, 9.99%) of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after notice to the Company.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series N Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series N Preferred Stock, plus any accrued declared and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, for each share of the Series N Preferred Stock before any distribution or payment shall be made on any junior securities.

Redemption. At any time the Company shall have the right to redeem all, or any part, of the Series N Preferred Stock then outstanding. The Series N Preferred Stock subject to redemption shall be redeemed by the Company in cash in an amount equal to the stated value of the shares of the Series N Preferred Stock being redeemed plus all accrued declared and unpaid dividends.

During the nine months ended September 30, 2020, the holder converted 131 shares of its Series N Preferred Stock into 589,500 shares of the Company’s common stock.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $.0001 per share.

The Company had 1,866,929 and 964,894 shares of common stock issued and outstanding at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company issued 313,000 shares of its common stock upon the conversion of 236.3 shares of its Series I-2 Preferred Stock and 589,500 shares of its common stock upon the conversion of 131 shares of its Series N Preferred Stock.

Stockholder Proposal Approval and Reverse Stock Split

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

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation was the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As a result of the Reverse Stock Split, the total number of outstanding stock options at September 30, 2020 was 26 and the exercise price was so high as to not be meaningful. All outstanding stock options as of September 30, 2020 were fully vested as of December 31, 2019 and, accordingly, the Company did not incur stock option compensation expense during the nine months ended September 30, 2020. The Company recognized stock option compensation expense of $25,950 for the nine months ended September 30, 2019. As of September 30, 2020, the weighted average remaining contractual life was 5.6 years for options outstanding and exercisable. The intrinsic value of options exercisable at September 30, 2020 was $0.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

At September 30, 2020, there were 335.4 million warrants outstanding primarily as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures, which are more fully discussed in Note 8. The number of warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in (1) increases in the number of shares issuable pursuant to the warrants and (2) decreases in the exercise prices of the warrants.

The following summarizes the information related to warrants issued and the activity during the nine months ended September 30, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	63,458,546	$1.44
Increase during the period as a result of down round provisions	271,987,673
Warrants expired	(1)	$(3,150.00)
Balance at September 30, 2020	335,446,218	$0.27

On March 27, 2019, the expiration dates of certain warrants issued in March 2017 and September 2017 with convertible debentures, referred to as the March 2017 Series B Warrants and the September 2017 Series B Warrants, were extended from June 2019 to September 2019. On May 12, 2019, the expiration date of these warrants was further extended to March 31, 2022. The Company used the Black Scholes model to calculate the fair value of the warrants as of each modification date. Using the pre-modification terms and related assumptions, and the post-modification terms and related assumptions, the Company determined that the change in fair value of the warrants as a result of the March 27th modification was $4.1 million and the May 12th modification was $5.4 million. Accordingly, the Company recorded the modification value of $9.5 million as interest expense in the nine months ended September 30, 2019. See Note 11 for the assumptions used in the Black Scholes valuation models.

Note 14 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$64,454	$-
Cash paid for income taxes	$-	$45,000

Acquisition of Jellico Community Hospital and CarePlus Center:
Inventory	$-	$317,427
Property and equipment	-	500,000
Intangible assets	-	250,000
Accrued expenses	-	158,890

Non-cash investing and financing activities:
Series I-2 Preferred Stock converted into common stock	$277,994	$1,143,973
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000,000	-
Loans and accrued interest exchanged for Series M Preferred Stock	(18,849,632)	-
Issuance of Series N Preferred Stock in exchange for debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock	30,435,519	-
Debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock exchanged for Series N Preferred Stock	(19,342,322)	-
Series N Preferred Stock converted into common stock	58	-
Deemed dividends	66,695,318	123,861,587
Exchange of Series K Preferred Stock for Series L Preferred Stock	(2,500)	-
Issuance of Series L Preferred Stock	2,500	-
Original issue discounts on debt	108,958	100,000

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to hospitals. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and $0.6 million as a receivable in its financial statements. The Company received the $0.6 million refund receivable during the three and nine months ended September 30, 2020. The $1.0 million liability is still outstanding. The Company is also due a refund as a result of the five-year carryback privilege for federal net operating tax losses per the CARES Act, which is more fully discussed in Note 4.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at September 30, 2020.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payment under an equipment leasing contract that the Company had with Tetra and received a judgment against the Company. In May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale were applied to the outstanding balance. In July 2020, the Company entered into a settlement with Tetra and paid $100,000 as full and final settlement of all liability to Tetra. As a result of the settlement, the Company recorded a gain on settlement of approximately $0.9 million in the nine months ended September 30, 2020.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of approximately $0.2 million remained outstanding at September 30, 2020.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2020, the Company has repaid $44,544 of these notes.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended September 30, 2020 (see Note 7). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, LP over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 7 above.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of September 30, 2020.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc. in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to lease equipment and purchase supplies. The amount of the settlement in this case of $110,000 was accrued in 2019 and paid in full during the nine months ended September 30, 2020.

In August 2019, EPIC Reference Labs, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000. The Company has disputed the amount owed, and has entered settlement discussions to settle the matter, but has recorded this liability as of September 30, 2020.

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

Two employees of Jamestown Regional Medical Center have filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). This case is in the early stages.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of September 30, 2020.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of September 30, 2020.

Note 16 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, HTS, as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that terms including numbers or values for consideration shares will not change significantly before closing. In accordance with ASC 205-20 and having met the criteria for “held for sale, the Company has reflected amounts relating to AMSG and HTS (referred to below as the AMSG & HTS Group) as a disposal group classified as held for sale and included as part of discontinued operations.

During the three months ended September 30, 2020, the Company announced that it had reached an agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG & HTS Group Assets and Liabilities:

	September 30, 2020	December 31, 2019
	(unaudited)
Cash	$9,066	$17,767
Accounts receivable, net	174,641	482,472
Prepaid expenses and other current assets	2,575	5,150
Current assets classified as held for sale	$186,282	$505,389

Property and equipment, net	$1,168	$3,354
Deposits	-	6,029
Right-of-use assets	-	-
Non-current assets classified as held for sale	$1,168	$9,383

Accounts payable	$946,161	$1,160,101
Accrued expenses	1,286,326	1,376,127
Current portion of right-of-use operating lease obligations	-	-
Current portion of notes payable	238,018	256,274
Current liabilities classified as held for sale	$2,470,505	$2,792,502

EPIC Reference Labs, Inc. Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
Cash	$9,057	$-
Accounts receivable, net	174,641	-
Prepaid expenses and other current assets	2,575	-
Current assets classified as held for sale	$186,273	$-

Property and equipment, net	$-	$-
Deposits	100,014	100,014
Right-of-use assets	122,898	185,842
Non-current assets classified as held for sale	$222,912	$285,856

Accounts payable	$818,912	$881,527
Accrued expenses	283,368	338,662
Current portion of right-of-use operating lease obligations	96,334	85,726
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,198,614	$1,305,915

Right-of-use operating lease obligations	26,564	100,116
Liabilities classified as held for sale	$26,564	$100,116

Consolidated Discontinued Operations Assets and Liabilities:

	September 30, 2020	December 31, 2019
	(unaudited)
Cash	$9,066	$17,767
Accounts receivable, net	174,641	482,472
Prepaid expenses and other current assets	2,575	5,150
Current assets classified as held for sale	$186,282	$505,389

Property and equipment, net	$1,168	$3,354
Deposits	100,014	106,043
Right-of-use assets	122,898	185,842
Non-current assets classified as held for sale	$224,080	$295,239

Accounts payable	$1,765,073	$2,041,628
Accrued expenses	1,569,694	1,714,789
Current portion of right-of-use operating lease obligations	96,334	85,726
Current portion of notes payable	238,018	256,274
Current liabilities classified as held for sale	$3,669,119	$4,098,417

Right-of-use operating lease obligations	26,564	100,116
Liabilities classified as held for sale	$26,564	$100,116

Major line items constituting loss from discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 consisted of the following:

AMSG & HTS Group Loss from Discontinued Operations:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$174,941	$246,676
Cost of services	390	26,012
Gross profit	174,551	220,664
Operating expenses	258,789	355,828
Other expense	37,476	2,912
Provision for income taxes	-	-
Loss from discontinued operations	$(121,714)	$(138,076)

EPIC Reference Labs, Inc. Loss from Discontinued Operations

	Three Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services (1)	$-	$(34,630)
Cost of services	-
Gross profit	-	(34,630)
Operating expenses	41,360	89,102
Other expense	3,106	-
Provision for income taxes	-	-
Loss from discontinued operations	$(41,360)	$(123,732)

(1)	The Company recorded bad debts in excess of gross revenues in the three months ended September 30, 2019.

Consolidated Loss from Discontinued Operations:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$174,941	$212,046
Cost of services	390	26,012
Gross profit	174,551	186,034
Operating expenses	300,149	444,930
Other expense	40,582	2,912
Provision for income taxes	-	-
Loss from discontinued operations	$(166,180)	$(261,808)

Major line items constituting loss from discontinued operations in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 consisted of the following:

AMSG & HTS Group Loss from Discontinued Operations:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$437,119	$766,627
Cost of services	11,379	113,266
Gross profit	425,740	653,361
Operating expenses	509,989	1,413,423
Other expense	61,067	31,874
Provision for income taxes	-	-
Loss from discontinued operations	$(145,316)	$(791,936)

EPIC Reference Labs, Inc. Loss from Discontinued Operations:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services (1)	$441	$(18,066)
Cost of services	-	3,982
Gross profit	441	(22,048)
Operating expenses	106,704	453,280
Other income	(87,286)	(500)
Provision for income taxes	-	-
Loss from discontinued operations	$(18,977)	$(474,828)

(1)	The Company recorded bad debts in excess of gross revenues in the nine months ended September 30, 2019.

Consolidated Loss from Discontinued Operations:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Revenue from services	$437,560	$748,561
Cost of services	11,379	117,248
Gross profit	426,181	631,313
Operating expenses	616,693	1,866,703
Other expense (income)	(26,219)	31,374
Provision for income taxes	-	-
Loss from discontinued operations	$(164,293)	$(1,266,764)

Note 17 – Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard will be effective for us for annual periods beginning on January 1, 2021, including interim periods within those fiscal years. Early adoption of this standard is permitted, including adoption of all amendments in any interim period for which financial statements have not yet been issued. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).The new guidance provides accounting for convertible instruments and contracts in an entity’s own equity. The FASB issued this Update to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. This standard will be effective for us for annual periods beginning on January 1, 2024, including interim periods within those fiscal years. Early adoption of this standard is not permitted for us because we have already adopted ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” We have not yet determined the impact of adopting this new accounting guidance on our consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 18 – Subsequent Events

HHS Provider Relief Funds

In comparison to the September 19, 2020 Notice on which the Company’s estimate of HHS Provider Relief Funds as of September 30, 2020 is based, the October 22, 2020 Notice discussed in Note 1 includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. While now codified in the October 22, 2020 Notice, guidance permitting parent companies to allocate general fund distributions to subsidiaries was previously set forth in FAQs published by HHS and as such, the Company’s estimate of pandemic relief funds as of September 30, 2020 includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change serves to increase amounts eligible to be recognized as income, as compared to the September 19, 2020 Notice. The Company’s evaluation of the October 22, 2020 Notice is ongoing and the amount by which the approximately $4.4 million of deferred Provider Relief Funds as of September 30, 2020 may be recognized as a result of the October 22, 2020 Notice is not yet known. U.S. GAAP does not permit amounts recognized as of September 30, 2020 to be updated on the basis of new information in the October 22, 2020 Notice.

Issuance of Common Stock

Subsequent to September 30, 2020 and through November 12, 2020, the Company issued an aggregate of 2,076,750 shares of common stock for conversions of preferred stock.

The following table presents the dilutive effect of our various potential common shares as of November 12, 2020.

November 12, 2020
Common shares outstanding	3,943,679
Dilutive potential shares:
Stock options	26
Warrants	987,961,512
Convertible debentures	150,590,476
Convertible preferred stock	888,763,212
Total dilutive potential common shares, including outstanding common stock	2,031,258,905

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission (“SEC”). The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2019 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Our Services

We operate in one business segment: Hospital Operations.

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

Our Hospital Operations generated revenues of approximately $2.0 million and $3.9 million during the three months ended September 30, 2020 and 2019, respectively, and approximately $5.9 million and $13.2 million during the nine months ended September 30, 2020 and 2019, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base.

Discontinued Operations

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these divisions into a public company. The agreement is with TPT Global Tech, Inc. (OTC: TPTW), a California-based public company, to merge HTS and AMSG into a public company after TPT completes a merger of its wholly-owned subsidiary, InnovaQor, Inc. with this public company. The public company will be known as InnovaQor going forward. Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to closing and the relevant SEC approvals it is intended that Rennova will receive approximately $22 million of preferred shares in the transaction, $5 million of which will be converted to common shares in the public company, and distributed to Rennova shareholders upon completion of the relevant registration/approvals with the SEC. The remaining approximately $17 million of preferred shares held by Rennova as an investment in InnovaQor will be convertible to common shares on achievement of certain milestones going forward. There can be no assurance that the transaction as described will be consummated or that the terms, including numbers or values for consideration shares, will not change significantly before closing. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders. The Company has reflected the amounts relating to AMSG and HTS (referred to as the AMSG  & HTS Group) as a disposal group classified as held for sale and included in discontinued operations in the Company’s accompanying unaudited condensed consolidated financial statements.

During the third quarter of 2020, the Company announced that it had reached an agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented in the Company’s accompanying unaudited condensed consolidated financial statements. The Company’s operations now consist of only one business segment, Hospital Operations.

Voting Agreement

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an Irrevocable proxy to Mr. Lagan to vote the Series M Convertible Preferred Stock (the “Series M Preferred Stock”) held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. The foregoing description of the Voting Agreement does not purport to be complete and is qualified by reference to the Voting Agreement, a copy of which is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020.

Outlook

Rural hospitals provide a much-needed service to their local communities. We currently operate two hospitals and a rural clinic in the same general geographic location and own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. While 2019 was a difficult year with unexpected disruption to revenue causing us to suspend operations at the Jamestown facility, we believe we will be successful in reopening this facility and expect to achieve more stable and predictable revenues and relative costs in the near future. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the coronavirus (“COVID-19”) pandemic, which is more fully discussed below, may, however, cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

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

The COVID-19 pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients have in the past and may in the future defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

Hospitalizations in Tennessee for COVID-19 have been increasing.  In particular, infection levels in each of the three counties in which the Company owns hospitals are at the highest levels to date.  These developments may have a material adverse effect on the Company and the operations of our hospitals.  Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the opening has been delayed.

On September 14, 2020, the Company announced that it had purchased and taken delivery of equipment to provide rapid testing for COVID-19 at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center in an effort to provide the Company with an additional revenue stream.

AMSG & HTS Group

We believe that a successful separation of the AMSG & HTS Group will allow each to focus on its own strengths and operational plans. We have agreed to terms that will combine these divisions into one publicly traded entity and believe this will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date with regard to the AMSG & HTS Group, which are in excess of $20 million, as an investment after the separation is complete.

Result of Operations

Our loss from continuing operations before other income and (expense) and income taxes for the three months ended September 30, 2020 was $4.2 million compared to a loss of $2.6 million for the same period a year ago. We attribute the increase in the operating loss primarily to the reduction in revenue.

Our loss from continuing operations before other income and (expense) and income taxes for the nine months ended September 30, 2020 was $11.3 million compared to a loss of $11.8 million for the same period a year ago. We attribute the decrease in the operating loss in the nine months ended September 30 2020 compared to the 2019 period primarily due to fixed direct costs and general and administrative expenses of Jamestown Regional Medical Center. While the hospital closed in June 2019, fixed costs continued during the three months ended September 30, 2019.

We recorded net loss from continuing operations for the three months ended September 30, 2020 of $6.0 million, as compared to a loss of $12.0 million for the same period of a year ago. The decrease in the loss was primarily due to other income (expense), net of approximately $0.2 million in the three months ended September 30, 2020 compared to other income (expense), net of ($5.8) million in the comparable 2019 period, a gain on extinguishment of debt of $0.4 million in the three months ended September 30, 2020, and a decrease in interest expense of $1.3 million in the three months ended September 30, 2020 compared to the comparable period, partially offset by an increase in the loss from operations before other income (expense) and income taxes of approximately $1.6 million

We recorded a net loss from continuing operations for the nine months ended September 30, 2020 of $9.7 million, as compared to a loss of $37.9 million for the same period of a year ago. The improvement was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $0.5 million, other income (expense), net of approximately $6.9 million in the nine months ended September 30, 2020 compared to other income (expense), net of ($7.0) million in the comparable 2019 period, a $1.1 million gain from legal settlements in the nine months ended September 30, 2020 and a decrease in interest expense of $11.3 million

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	$	%	$	%
Net revenues	$1,950,698	100.0%	$3,920,607	100.0%
Operating expenses:
Direct costs of revenue	2,805,829	143.8%	3,227,709	82.3%
General and administrative expenses	3,274,508	167.9%	3,074,522	78.4%
Depreciation and amortization	53,579	2.7%	199,996	5.1%
Loss from operations	(4,183,218)	-214.4%	(2,581,620)	-65.8%
Other income (expense), net	169,101	8.7%	(5,784,873)	-147.6%
Loss from legal settlement	(23,652)	-1.2%	-	0.0%
Gain on extinguishment of debt	389,864	20.0%	-	0.0%
Interest expense	(2,377,980)	-121.9%	(3,637,467)	-92.8%
Benefit from income taxes	-	0.0%	-	0.0%
Net loss from continuing operations	$(6,025,885)	-308.9%	$(12,003,960)	-306.2%

Net Revenues

Consolidated net revenues were $2.0 million for the three months ended September 30, 2020, as compared to $3.9 million for the three months ended September 30, 2019, a decrease of $1.9 million. The decrease in net revenues in the three months ended September 30, 2020, as compared to the 2019 period was primarily a result of the COVID-19 pandemic, which we attribute, in part, to decreasing net revenues from Jellico Community Hospital and CarePlus Center by $1.3 million and from Big South Fork by $0.7 million, partially offset by a $0.1 million adjustment to revenue from Jamestown Regional Medical Center for bad debt recoveries. As a result of the COVID-19 pandemic, we believe demand for our hospital services was reduced. Also reducing revenues at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center were staffing issues during the 2020 period, which required us to divert patients to third party facilities.

Net revenues for the three months ended September 30, 2020 and 2019 included bad debt expense elimination of $2.2 million and $0.9 million, respectively, for doubtful accounts and $14.0 million and $21.0 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We attribute the decreases primarily to decreases in the number of patients served at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 143.8% in the three months ended September 30, 2020 compared to 82.3% in the comparable 2019 period. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to staffing issues during the three months ended September 30, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 6.5%, compared to the same period a year ago primarily due to an increase in hospital consulting fees.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $53,579 for the three months ended September 30, 2020 as compared to $0.2 million for the same period a year ago as certain fixed assets were fully depreciated during 2019.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss increased by $1.6 million for the three months ended September 30, 2020, as compared to the 2019 period. We attribute the increase in the operating loss primarily to the reduction in revenue.

Other Income (Expense), net

Other income (expense), net was $0.2 million for the three months ended September 30, 2020 and included income of approximately $0.6 million from HHS Provider Relief Funds that were received from the federal government, partially offset by $0.3 million of loss on the sale of accounts receivable under sales agreements and $0.1 million for the loss on disposal of property. Other income (expense) was ($5.8) million for the three months ended September 30, 2019, which resulted from the loss on sale of accounts receivables under sales agreements of $0.7 million and penalties for non-payment of debentures at maturity of $5.1 million.

Gain on Extinguishment of Debt

We recorded a $0.4 million gain on extinguishment of debt in the three months ended September 30, 2020, which resulted from exchange, redemption and forbearance agreements that we entered into on August 31, 2020. Under these agreements preferred stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Preferred Stock. These agreements are more fully discussed below under the heading Liquidity and Capital Resources and in Notes 8, 13 and 14 to the accompanying unaudited condensed consolidated financial statements.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $2.4 million, as compared to $3.6 million for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 included $1.7 million for interest on past due debentures and notes payable, $0.6 million for interest incurred by Mr. Diamantis, a former member of our Board of Directors, on borrowings he procured in order to lend funds to the Company and $55,000 of interest on loans from Mr. Diamantis. Interest expense for the three months ended September 30, 2019 includes $1.8 million for interest on loans from Mr. Diamantis, $1.4 million for the amortization of debt discount and deferred financing costs related to debentures and note payable and approximately $0.4 million of interest expense on debentures, notes payable and finance lease obligations.

Net Loss from Continuing Operations

We recorded net loss from continuing operations for the three months ended September 30, 2020 of $6.0 million, as compared to a loss of $12.0 million for the same period of a year ago. The decrease in the loss was primarily due to other income (expense), net of approximately $0.2 million in the three months ended September 30, 2020 compared to other income (expense), net of ($5.8) million in the comparable 2019 period, a gain on extinguishment of debt of $0.4 million in the three months ended September 30, 2020, and a decrease in interest expense of $1.3 million in the three months ended September 30, 2020 compared to the comparable period, partially offset by an increase in the loss from operations before other income (expense) and income taxes of approximately $1.6 million,

The following table presents key financial metrics that management uses to monitor the results for our Hospital Operations:

	Three Months Ended September 30,
Hospital Operations	2020	2019	Change	%

Net revenues	$1,950,698	$3,920,607	$(1,969,909)	-50.2%

Direct costs of revenue	2,805,829	3,227,709	(421,880)	-13.1%

Number of Patients Served	4,662	9,607	(4,945)	-51.5%

Key Operating Measures - Net revenues per patient served:	$418.43	$408.10	$10.33	2.5%

Key Operating Measures - Direct costs per patient served:	$601.85	$335.97	$265.88	79.1%

Our Hospital Operations have historically generated operating losses. We served less patients during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which we attribute primarily to the COVID-19 pandemic. The increase in direct costs per patient in the three months ended September 30, 2020 compared to the 2019 period was primarily due to the use of contract labor versus employees for patient care.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
		%		%
Net revenues	$5,860,807	100.0%	$13,155,882	100.0%
Operating expenses:
Direct costs of revenue	8,151,478	139.1%	12,068,460	91.7%
General and administrative expenses	8,593,756	146.6%	12,277,416	93.3%
Depreciation and amortization	399,377	6.8%	609,818	4.6%
Loss from operations	(11,283,804)	-192.5%	(11,799,812)	-89.7%
Other income (expense), net	6,907,670	117.9%	(6,981,116)	-53.1%
Gain on legal settlements	1,096,613	18.7%	-	0.0%
Gain on extinguishment of debt	389,864	6.7%	-	0.0%
Gain on bargain purchase	-	0.0%	250,000	1.9%
Change in fair value of derivative instruments	-	0.0%	(105,075)	-0.8%
Interest expense	(7,926,750)	-135.3%	(19,229,233)	-146.2%
Benefit from income taxes	1,118,485	19.1%	-	0.0%
Net loss from continuing operations	$(9,697,922)	-165.5%	$(37,865,236)	-287.8%

Net Revenues

Consolidated net revenues were $5.9 million for the nine months ended September 30, 2020, as compared to $13.2 million for the nine months ended September 30, 2019, a decrease of $7.3 million. The decrease in net revenues was due to a reduction in revenues from Jamestown Regional Medical Center of $2.9 million in the nine months ended September 30, 2020 compared to the 2019 period. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement, which the Company is hoping to get reinstated in the near future. The decrease in net revenues in the nine months ended September 30, 2020 as compared to the 2019 period was also, in large part, a result of the COVID-19 pandemic, which we attribute to the decrease in net revenues from Jellico Community Hospital and CarePlus Center of $3.1 million and net revenues from Big South Fork Medical Center of $1.3 million. As a result of the COVID-19 pandemic, we believe demand for our services was reduced. Also reducing revenue were staffing issues and supply shortages caused by cash constraints during the 2020 period, which required us to divert patients to third party facilities.

Net revenues for the nine months ended September 30, 2020 and 2019 include bad debt expense elimination of $6.2 million and $4.8 million, respectively, for doubtful accounts and $32.9 million and $81.9 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $3.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We attribute the decrease primarily to Jamestown Regional Medical Center, which was temporarily suspended beginning in June 2019, as well as decreases in the number of patients served at Jellico Community Hospital and CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 139.1% in the nine months ended September 30, 2020 compared to 91.7% in the comparable 2019 period. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to staffing issues and supply shortages caused by cash constraints during the nine months ended September 30, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million, or 30.0%, in the nine months ended September 20, 2020 compared to the same period a year ago. The decrease in general and administrative expenses was mainly due to the temporary cessation of operations of Jamestown Regional Medical Center in June 2019. Also, contributing to the decrease were acquisition costs incurred in the 2019 period for the acquisition of Jellico Community Hospital and CarePlus Center on March 5, 2019 and reductions in insurance expense, compensation related expenses and directors fees.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.4 million for the nine months ended September 30, 2020 as compared to $0.6 million for the same period a year ago as certain fixed assets were fully depreciated during 2019.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss decreased by $0.5 million for the nine months ended September 30, 2020, as compared to the 2019 period. We attribute the decrease primarily to the operations of Jamestown Regional Medical Center, which did not operate in the 2020 period and operated at a loss in the 2019 period. In addition, while Jamestown Regional Medical Center temporarily ceased operations in June of 2019, certain fixed costs continued during the third quarter of 2019.

Other Income (Expense), net

Other income (expense), net of $6.9 million for the nine months ended September 30, 2020 included $8.0 million of HHS Provider Relief Funds, partially offset by ($0.6) million in penalties and interest associated with non-payment of payroll taxes, ($0.6) million of loss on the sale of accounts receivable under a sales agreement and ($0.1) million for loss on disposal of property. Other income (expense), net of ($7.0) million for the nine months ended September 30, 2019 included ($5.7) million in penalties for non-payment of debentures on the maturity dates and ($1.4) million of losses on sales of accounts receivable under sales agreements.

Gain from Legal Settlements

We settled several legal proceedings during the nine months ended September 30, 2020, which resulted in a gain from legal settlements of $1.1 million. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain.

Gain on Bargain Purchase

In the nine months ended September 30, 2019, we realized a $0.3 million gain on the bargain purchase of Jellico Community Hospital, which was acquired on March 5, 2019. The gain was associated with the intangible asset acquired in the acquisition.

Gain on Extinguishment of Debt

We recorded a $0.4 million gain on extinguishment of debt in the three months ended September 30, 2020, which resulted from exchange, redemption and forbearance agreements that we entered into on August 31, 2020. Under these agreements preferred stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Preferred Stock. These agreements are more fully discussed below under the heading Liquidity and Capital Resources and in Notes 8, 13 and 14 to the accompanying unaudited condensed consolidated financial statements.

Change in Fair Value of Derivative Instruments

The change in the fair value of derivative instruments for the nine months ended September 30, 2019 of $0.1 million resulted from a reduction in the conversion price of an outstanding debenture.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $7.9 million, as compared to $19.2 million for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 included $5.7 million for default interest on past due debentures and note payable, $1.3 million for interest incurred by Mr. Diamantis on borrowings he procured in order to lend funds to the Company and approximately $0.6 million of interest on loans from Mr. Diamantis. Interest expense for the nine months ended September 30, 2019 included $2.9 million for interest on loans from Mr. Diamantis, $6.4 million for the amortization of debt discount and deferred financing costs related to debentures and note payable, $9.5 million for the modification of warrants and approximately $0.4 million of interest expense on debentures, notes payable and finance lease obligations.

Benefit from Income Taxes

During the nine months ended September 30, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the nine months ended September 30, 2020, we recorded approximately $1.1 million in refunds from the carryback of certain of our federal net operating losses.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended September 30, 2020 was $9.7 million, as compared to a loss of $37.9 million for the same period of a year ago. The improvement was primarily due to a decrease in the loss from operations before other income (expense) and income taxes of approximately $0.5 million, other income (expense), net of approximately $6.9 million in the nine months ended September 30, 2020 compared to other income (expense), net of ($7.0) million in the comparable 2019 period, a $1.1 million gain from legal settlements in the nine months ended September 30, 2020, a decrease in interest expense of $11.3 million and a $1.1 million income tax benefit in the nine months ended September 30, 2020.

The following table presents key financial metrics that management uses to monitor the results for our Hospital Operations:

	Nine Months Ended September 30,
Hospital Operations	2020	2019	Change	%

Net revenues	$5,860,807	$12,155,882	$(6,295,075)	-51.8%

Direct costs of revenue	8,151,478	12,068,460	(3,916,982)	-32.5%

Number of Patients Served	13,217	33,299	(20,082)	-60.3%

Key Operating Measures - Net revenues per patient served:	$443.43	$365.05	$78.38	21.5%

Key Operating Measures - Direct costs per patient served:	$616.74	$362.43	$254.31	70.2%

Our Hospital Operations have historically generated operating losses. We served less patients during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of the suspension of operations at Jamestown Regional Medical Center, which did not operate during the nine months ended September 30, 2020 following the termination of the Medicare program in June 2019. Also, reducing the number of patients served was the COVID-19 pandemic, as well as staffing issues and shortages of hospital supplies due to cash constraints, which required us to divert patients to third-party facilities during the nine months ended September 30, 2020. Net revenues and direct costs per patient increased in the nine months ended September 30, 2020 as compared to 2019 period due to the type of services billed. Direct costs per patient was also impacted by the use of contract labor versus employees for patient care during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2020 and the year ended December 31, 2019, we financed our operations from the issuances of equity, debentures and notes payable, loans from a related party and the sale of accounts receivable under sales agreements. Also, during the nine months ended September 30, 2020 we received approximately $2.3 million from PPP notes payable (“PPP Notes”) and approximately $12.5 million from HHS Provider Relief Funds. On June 30, 2020, we entered into an exchange agreement with Mr. Diamantis, a former member of our Board of Directors, wherein we exchanged the amount owed to Mr. Diamantis for principal and interest on that date, which totaled $18.8 million, for shares of the Company’s Series M Convertible Preferred Stock. On August 31, 2020, we entered into the Exchange, Redemption and Forbearance Agreements (the “Exchange and Redemption Agreements”) with certain institutional investors in the Company as discussed in the paragraph below. Each of these financing transactions is more fully discussed in Notes 1, 4, 7, 8, 12 and 13 to our accompanying unaudited condensed consolidated financial statements.

On August 31, 2020, the Company entered into the Exchange and Redemption Agreements with certain institutional investors in the Company under which the investors agreed to reduce their holdings of the Company’s debentures (the debentures are more fully discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements) by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock (the preferred stock is more fully discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements) for 30,435.52 shares of the Company’s newly-authorized Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”).

The investors continue to own, after the initial exchange, approximately $14.9 million (including accrued interest and penalties) of debentures, but have agreed that the Company could redeem $10 million of its obligations under these debentures held by the investors at face value, plus accrued interest and penalties. These debentures include approximately $4.9 million under debentures and accrued interest that have been guaranteed by Mr. Diamantis. This redemption right is exercisable for 90 days, or until November 29, 2020. If it is exercised in full, the remaining debentures held by the investors (totaling approximately $4.9 million, including accrued interest and penalties) will be exchanged for approximately 4,900 additional shares of Series N Preferred Stock.

During the 90-day redemption period (or until the occurrence of certain specified events, if earlier), the investors will forbear from exercising any remedies against the Company or Mr. Diamantis as a result of any existing defaults under the outstanding securities. During that period, additional interest and penalties will not accrue and will be forgiven if the redemption right is exercised in full. If the redemption right is not exercised in full, all such additional amounts will become due and payable.

Future cash needs for working capital, capital expenditures, debt obligations and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The Company and our facilities may also receive additional government assistance. The sale/issuances of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $47.6 million and $663.5 million, respectively, at September 30, 2020. In addition, the Company had a loss from continuing operations of approximately $9.7 million and cash used in operating activities of $13.4 million for the nine months ended September 30, 2020. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding debentures and notes payable as more discussed in Notes 7 and 8 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $1.5 million per month for the nine months ended September 30, 2020.

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

Also, during the nine months ended September 30, 2020 we received approximately $2.3 million from PPP Notes and Company-owned facilities have received approximately $12.5 million of HHS Provider Relief Funds, $8.0 million of which was recorded as other income and the remainder was recorded as a liability at September 30, 2020. A portion of the PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements. We received approximately $1.2 million in cash from the issuance of a promissory note during the nine months ended September 30, 2020, which was used to repay amounts due under accounts receivable sales agreements and $0.8 million from the sale of accounts receivable under sales agreements. In addition, during the nine months ended September 30, 2020, Mr. Diamantis, a former member of our Board of Directors, loaned the Company $5.8 million, the majority of which was used for working capital purposes.

As of September 30, 2020, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019	Change

Cash	$220,343	$16,933	$203,410
Working capital deficit	(47,588,770)	(78,073,092)	30,484,322
Total debt, excluding discounts and derivative liabilties	20,630,596	49,010,905	(28,380,309)
Finance lease obligations	249,985	1,119,418	(869,433)
Stockholders’ deficit	(40,540,193)	(76,519,721)	35,979,528

The following table presents the major sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

Cash used in operations	$(13,424,260)	$(14,374,213)	$949,953
Cash used in investing activities	(370,890)	(709,338)	338,448
Cash provided by financing activities	13,998,560	15,188,813	(1,190,253)

Net change in cash	203,410	105,262	98,148
Cash and cash equivalents, beginning of the year	16,933	2,209	14,724
Cash and cash equivalents, end of the period	$220,343	$107,471	$112,872

The components of cash used in operations for the nine months ended September 30, 2020 and 2019 are presented in the following table:

	Nine Months Ended September 30,
	2020	2019	Change

Net loss from continuing operations	$(9,697,922)	$(37,865,236)	$28,167,314
Non-cash adjustments to income	(8,320,255)	23,413,633	(31,733,888)
Accounts receivable	1,241,398	(3,564,790)	4,806,188
Inventory	(76,065)	1,174	(77,239)
Accounts payable, checks issued in excess of bank balance and accrued expenses	4,497,662	4,602,923	(105,261)
Loss from discontinued operations	(164,293)	(1,266,764)	1,102,471
Income tax assets and liabilities	(522,885)	(45,000)	(477,885)
Other	(281,215)	47,092	(328,307)
Net cash used in operating activities	(13,323,575)	(14,676,968)	1,353,393
Cash (used in) provided by discontinued operations	(100,685)	302,755	(403,440)
Cash used in operations	$(13,424,260)	$(14,374,213)	$949,953

Cash used by investing activities for the nine months ended September 30, 2020 was to purchase $0.4 million of hospital equipment. The cash used in investing activities for the nine months ended September 30, 2019, was due to $0.7 million used for the acquisition of Jellico Community Hospital and approximately $50,801for purchases of hospital equipment.

Cash provided by financing activities for the nine months ended September 30, 2020 totaled $14.0 million and primarily included $5.8 million in loans from a related party, $2.3 million from PPP Notes, $12.5 million from HHS Provider Relief Funds, $0.8 million from the sales of accounts receivable and $1.2 million from the issuance of an installment note payable. Partially offsetting these cash receipts were $0.9 million in payments of debentures, $1.5 million of notes payable payments, $4.2 million in payments of related party loans, $1.5 million in payments of accounts receivable under sales agreements and $0.2 million of finance lease obligation payments. Cash provided by financing activities for the nine months ended September 30, 2019 of $15.2 million primarily included $16.5 million in loans from a related party, $3.8 million from the issuances of debentures, $1.5 million in proceeds from notes payable and $2.6 million in proceeds from the sales of accounts receivable under sales agreements. Partially offsetting these cash receipts were $2.3 million in payments of related party loans, $5.0 million in payments of note payable, $1.8 million in payments of accounts receivable under sales agreements and $0.1 million of finance lease obligation payments.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 8 11, 12, 13 and 18 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a reverse stock split effected on July 31, 2020, which is more fully described in Notes 1 and 13 to the accompanying unaudited condensed consolidated financial statements.

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

As of September 30, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2019. As of September 30, 2020, we concluded that these material weaknesses continued to exist.

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

(b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.24	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.24 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

3.25	Certificate of Designation for Series N Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.25 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).

10.1	Exchange Agreement, dated as of June 30, 2020, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2020).

10.2	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020).

10.3	Form of Exchange, Redemption and Forbearance Agreement, dated as of August 31, 2020, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: November 16, 2020	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

