Form 10-K
period 2020-12-31
Rennova Health, Inc.
filed 2021-04-15
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $1,979,894.

As of April 12, 2021, the registrant had 747,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Rennova Health, Inc. (“Rennova,” the “Company,” “we”, or “it”) is a provider of healthcare services for our patients. The Company’s business originally focused on diagnostics and healthcare software development. In late 2016, the Company decided to pursue the opportunity to acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. The Company now owns one operating hospital, a hospital that it plans to reopen and operate, a physician’s office in Tennessee and a rural clinic in Kentucky. As the business focus has transitioned to rural hospital operations, the Company has been working to separate its software entities into its own public company and plans to sell its last clinical laboratory outside of its hospital labs, EPIC Reference Labs, Inc., and as a result the software entities’ and EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations in the accompanying consolidated financial statements. The Company’s operations now consist of only one business segment, Hospital Operations.

Hospital Operations

We believe that the acquisition or development of rural hospitals is a viable business strategy and will create a stable revenue base from provision of a needed service in rural America. Rural hospitals deliver a needed health care service and employment to communities that would otherwise have to travel an hour or more to alternative locations.

Our hospital operations began on August 8, 2017, following the receipt of the required licenses and regulatory approvals to open our first hospital in Oneida, Tennessee. They generated net revenues of approximately $7.2 million and approximately $15.9 million during the years ended December 31, 2020 and 2019, respectively. During 2020 and 2019, based on our revenue collection history achieved, management recognized an approximately 14% and 14% hospital collection rate against gross billing, respectively.

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

Jamestown Regional Medical Center

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital operations were acquired by a newly-formed subsidiary, Jamestown TN Medical Center, Inc., and the hospital is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of our Big South Fork Medical Center. The Company suspended operations at the hospital in June 2019, as a result of the termination of its Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed but is expected to be initiated in mid-2021.

Jellico Medical Center

On March 5, 2019, the Company closed an asset purchase agreement whereby it acquired certain assets related to an acute care hospital located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The Company does not expect this closure to have an adverse effect on its business strategy and believes it will have a positive impact from a reduced cash requirement in the immediate future. Jellico Community Hospital was a 54-bed acute care facility that offered comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is located 33 miles east of our Big South Fork Medical Center. The CarePlus rural clinic in Kentucky offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was $658,537. This purchase price was made available by Christopher Diamantis, a former member of the Company’s Board of Directors. Diligence, legal and other costs associated with the acquisition were approximately $250,000, meaning the total cost of acquisition to the Company was approximately $908,000.

At March 31, 2021, the Company owns one operating hospital in Oneida, Tennessee, a rural clinic in Williamsburg, Kentucky and a closed hospital facility and doctors’ practice in Jamestown, Tennessee which it plans to reopen. The Company continues to expand its centralized hospital division management team in Knoxville, Tennessee and plans to secure adequate capital to stabilize and improve its management team and operations throughout 2021. The Company remains confident that its strategy to own and operate a number of rural hospitals in a close geographic location is a viable business strategy.

Discontinued Operations

Advanced Molecular Services and Health Technology Solutions, Inc.

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these entities into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. Rennova terminated its agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. Rennova is currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted Rennova owned confidential information for their own benefit and business strategy. Rennova intends to pursue any remedy available to it under the law to recover money owed from TPT and to protect its technology and assets.

The Company continues to pursue options available to separate these entities and believes this can be accomplished in the second quarter of 2021. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders. The Company has reflected the amounts relating to AMSG and HTS (referred to as the AMSG & HTS Group) as deposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements.

Clinical Diagnostics

Prior to our focus on hospital operations, our principal focus had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. This sector had been fraught with difficulties over the past number of years as payers reduced reimbursement and coverage for diagnostics in this sector. The lack of consistency between payer’s policies and their requirement for proof of medical necessity created uncertainty for ordering physicians and testing laboratories and their ability to receive payment. During 2018, we reduced the number of laboratories we operated to one facility operated by EPIC Reference Labs, Inc. in Palm Beach County, Florida. During the third quarter of 2020, we announced that we had reached a tentative agreement to sell EPIC Reference Labs, Inc., to TPT and as a result EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. This proposed sale was terminated by Rennova on March 10, 2021, along with a lab management agreement and other permissions that had been granted by Rennova to TPT. Rennova is owed certain payments under the agreements and intends to take the necessary actions to secure payments owed by TPT.

History and Development of the Company

Rennova Health, Inc. is the result of a merger between two public companies, Medytox Solutions, Inc. and CollabRx, Inc., in November 2015.

Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Medytox’s management elected to reorganize as a holding company, and Medytox established and acquired a number of companies in the medical diagnostics service and healthcare software sector between 2011 and 2014.

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

Recent and Other Developments

Reverse Stock Split

On July 30, 2020, the Company filed an Amendment to its Certificate of Incorporation in order to effect a 1-for-10,000 reverse stock split of the Company’s shares of common stock effective on July 31, 2020. On May 7, 2020, the holders of a majority of the total voting power of the Company’s securities approved an amendment to the Company’s Certificate of Incorporation to effect a reverse split of all of the Company’s shares of common stock at a specific ratio within a range from 1-for-100 to 1-for-10,000, and granted authorization to the Board of Directors to determine in its discretion the specific ratio and timing of the reverse split on or prior to December 31, 2020. The Board approved the specific ratio and timing on July 22, 2020.

As a result of the reverse stock split, every 10,000 shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of the Company’s common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split, other than as a result of the cash payment for any fractional shares that would have otherwise been issued. Stockholders who would otherwise hold a fractional share of common stock received a cash payment in respect of such fraction of a share of common stock. No fractional shares were issued in connection with the reverse stock split.

The reverse stock split became effective at 5:00 p.m., Eastern Time, on July 31, 2020 and the Company’s common stock continued to trade on a post-split basis at the open of business on August 3, 2020. The Company’s post-reverse split common stock has a new CUSIP number, but the par value and other terms of the common stock were not affected by the reverse stock split, except that, for the first 20 days after the reverse split, the common stock traded under the symbol “RNVAD”. It currently trades under our existing symbol “RNVA”. Prior to the reverse split, the Company had approximately 9.9 billion shares of common stock outstanding, which resulted in approximately 990,000 post-split shares.

All outstanding preferred shares, stock options, warrants and equity incentive plans immediately prior to the reverse stock split have generally been appropriately adjusted by dividing the number of shares of common stock into which the preferred shares, stock options, warrants and equity incentive plans were exercisable or convertible by 10,000 and multiplying the exercise or conversion price by 10,000, as a result of the reverse stock split.

Voting Agreement

On August 13, 2020, Christopher Diamantis, a former member of the Company’s Board of Directors, entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Convertible Preferred Stock (the “Series M Preferred Stock”) held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

Exchange of Debentures and Preferred Stock

On August 31, 2020, the Company entered into the Exchange, Redemption and Forbearance Agreement (the “Exchange and Redemption Agreement”) with certain institutional investors in the Company. In the Exchange and Redemption Agreement, the investors agreed to reduce their holdings of the Company’s debentures by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the outstanding shares of the Company’s Series I-1Convertible Preferred Stock (the “Series I-1 Preferred Stock”) and Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock”) for 30,435 shares of the Company’s newly-authorized Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”). The terms of the Series N Preferred Stock are set forth in Note 14 to the accompanying consolidated financial statements. Mr. Diamantis is also a party to the Exchange and Redemption Agreement as he continues to be a guarantor of a portion of the remaining debt.

The investors continued to own, after the initial exchange, approximately $14.9 million (including accrued interest and penalties) of debentures, but agreed that the Company could redeem $10 million of its obligations under these debentures held by the investors at face value, plus accrued interest and penalties. These debentures include approximately $5.0 million under debentures that have been guaranteed by Mr. Diamantis. This redemption right was exercisable for 90 days after August 31, 2020. If it had been exercised in full, the remaining debentures held by the investors (totaling approximately $4.9 million, including accrued interest and penalties) would have been exchanged for approximately 4,900 additional shares of Series N Preferred Stock.

During the 90-day redemption period (or until the occurrence of certain specified events, if earlier), the investors agreed to forbear from exercising any remedies against the Company or Mr. Diamantis as a result of any existing defaults under the outstanding securities. During that period, additional interest and penalties did not accrue and would have been forgiven if the redemption right was exercised in full. The redemption right was not exercised and all such additional amounts have become due and payable. The Exchange and Redemption Agreement is more fully discussed in Note 9 to the accompanying consolidated financial statements.

Financial Results

Our net loss from continuing operations for the year ended December 31, 2020 was $17.6 million, as compared to a loss of $46.6 million for the same period of a year ago. The improvement was primarily due to other income (expense), net of approximately $5.4 million in the year ended December 31, 2020 compared to other income (expense), net of ($9.3) million in 2019, a $0.7 million net gain from legal settlements and a $2.0 million gain from the extinguishment of debt in the year ended December 31, 2020, a decrease in interest expense of $11.9 million in 2020 compared to 2019 and a $1.3 million income tax benefit in the year ended December 31, 2020. Partially offsetting the improvement in our net loss was an increase in the loss from continuing operations before other income (expense) and income taxes of $1.5 million.

Outlook

We believe that the transition of our business model from diagnostics is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic in the same general geographic location and we own another hospital and physicians’ office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the COVID-19 pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As noted in Notes 1 and 8 to the accompanying consolidated financial statements, we have received Paycheck Protection Program (“PPP”) loans (“PPP Notes”) as well as Health and Human Services (“HHS”) Provider Relief Funds from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

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

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear to have peaked in December 2020. From third-party information there have been 822,085 cases and 12,001 deaths as of April 12, 2021. The roll out of vaccinations is expected to significantly reduce the risk of death and reduce transmission of the virus and a return to more normal expectations is expected throughout 2021. These developments have had, and may continue to have, a material adverse effect on the Company and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed.

On September 14, 2020, the Company announced that it had purchased and taken delivery of equipment to provide rapid testing for COVID-19 at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center in an effort to provide the Company with an additional revenue stream. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The Company does not expect this closure to have an adverse effect on its business strategy and believes it will have a positive impact from a reduced cash requirement in the immediate future.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which we currently own our hospitals, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. We are unable to predict whether our hospitals will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which Rennova currently owns hospitals. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

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

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that we comply with EMTALA, we cannot predict whether the Centers for Medicare & Medicaid Services (“CMS”) will implement new requirements in the future and whether we will be able to comply with any new requirements.

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our hospitals to dispense narcotics. They are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), state health departments and other state agencies.

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

Hospitals continue to be one of the primary focus areas of the federal Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs and the OIG has issued and periodically updated compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

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

Payment for Services

In each of 2020 and 2019, the Company’s Hospital Operations derived over 42% and 56% of their net sales directly from the Medicare and Medicaid programs. The Company’s Hospital Operations depend significantly on continued participation in these programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening has also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed.

Further healthcare reform could occur in 2021, including changes to the Affordable Care Act and Medicare reform, initiatives to address surprise billing and increased price transparency, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals and laboratory in ways that are currently unpredictable.

Employees

As of March 15, 2021, we have 93 employees for our continuing operations, of which 63 are full time. Of our total employees from continuing operations, 3 are assigned to corporate administration and 90 are assigned to our Hospital Operations. In addition, we have 91 employees associated with our discontinued operations, including 86 that were still employed on March 15, 2021 and that were associated with Jellico Community Hospital, which was closed on March 1, 2021. We continue to adjust our number of employees to achieve efficiencies and cost savings where applicable.

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

The Company’s Tennessee operations have operated at a loss and with a cash deficiency. The Company has limited access to capital and is solely dependent on its ability to secure the funding required to cover current losses and execute on its business plan until cash flow break even.

Cash deficiencies mean that payroll has been late, making retention of key employees difficult. Unless this situation is corrected we may lose employees to the point where it becomes difficult to operate, or we may fail to attract employees to key positions necessary for the business to succeed.

Losses incurred to date have created a need for additional capital, often at short notice required for the Company to remain in business. The Company relies on its CEO to secure funding to meet cash shortfalls. If capital is not secured, it will be difficult for the Company to remain in operation.

The holders of our Series M Convertible Preferred Stock have, in the aggregate, votes equal to 51% of all of the Company’s voting securities.

Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. Holders of our common stock, therefore, will not have any control on issues submitted to a vote of stockholders.

Mr. Diamantis owns all of the outstanding Series M Preferred Stock. On August 13, 2020, however, he granted an irrevocable proxy to vote the Series M Preferred Stock to Seamus Lagan, the Chief Executive Officer, President and Interim Chief Financial Officer of the Company. As a result, Mr. Lagan controls a majority of the voting securities of the Company.

The current and potential effects of the coronavirus pandemic have had, and may continue to have, a material adverse impact on our business, results of operations and financial condition.

Demand for services at our hospitals due to the COVID-19 pandemic has substantially decreased, resulting in materially lower revenues. If the pandemic continues for a further extended period, we expect to incur additional significant losses and additional financial assistance may be required. Hospitalizations in Tennessee for COVID-19 have been increasing. In particular, infection levels in each of the three counties in which the Company owns hospitals are at the highest levels to date. An availability of vaccines may lessen the impact of the virus but no assurance can be given as to the timing of that occurring in our service area.

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

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2020, we had a working capital deficit and accumulated deficit of $56.5 million and $868.5 million, respectively. In addition, we incurred a net loss from continuing operations of $17.6 million for the year ended December 31, 2020 and we used cash of $16.8 million to fund our operations during 2020. Our cash position is critically deficient, and payments for our operations are not being made in the ordinary course of business. The continued losses and other related factors, including the payment defaults of outstanding debentures and notes payable, as more fully discussed in Notes 1, 8 and 9 to the accompanying consolidated financial statements, raise substantial doubt about our ability to continue as a going concern for the next 12 months.

In accordance with Accounting Standards Codification (“ASC”) 205-20, and having met the criteria for “held for sale”, we have reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 17 to the accompanying consolidated financial statements.

On June 10, 2020, the Company signed an agreement for the separation of AMSG & HTS into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. Rennova terminated its agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. Rennova is currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted Rennova owned confidential information for their own benefit and business strategy. Rennova intends to pursue any remedy available to it under the law to recover money owed from TPT and to protect its technology and assets.

The Company continues to pursue options available to it to separate these entities and believes this can be accomplished in the second quarter of 2021. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders.

In addition, during 2020, the Company announced that it had reached a tentative agreement to sell its last clinical laboratory outside of its hospitals, EPIC Reference Labs, Inc., to TPT and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented. This proposed sale was terminated by Rennova on March 10, 2021, along with a lab management agreement and other permissions that had been granted by Rennova to TPT. Rennova is owed certain payments under the agreements and intends to take the necessary actions to secure payments owed by TPT.

For the years ended December 31, 2020 and 2019, our hospital operations provided services to 17,316 and 41,677 patients and recognized approximately $7.2 million and $15.9 million of net revenues, respectively, and recorded approximately $59.8 million and $123.8 million of gross revenues during 2020 and 2019, respectively. On March 5, 2019, we acquired certain assets of Jellico Community Hospital and CarePlus Center. On August 15, 2019, the Company received notice from CMS that the change of ownership for Jellico was effective from March 1, 2019, enabling the hospital, after almost six months of ownership, to bill and get paid for services beginning on March 1, 2019.

The Company’s core business plan is to own and operate rural hospitals, which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals. To date, the Company has not realized profitable hospital operations.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in the CMS-approved Medicare accreditation program were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued effective on June 12, 2019. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed but is expected to be initiated in mid-2021.

On March 1, 2021, the Company closed Jellico Community Hospital after the City of Jellico issued a 30-day termination notice for the lease of the building. This closure is not expected to have a negative impact on the Company’s business plan or strategy.

There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to raise adequate capital to fund our operations and repay our outstanding debentures and other past due obligations, fully align our operating costs, increase our revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our acquisitions to date do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as those completed and planned involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations will result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties, including but not limited to:

●	Diversion of management time and attention from daily operations;
●	Difficulties integrating the acquired business, technologies and personnel into our business;
●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
●	Exposure to unforeseen liabilities of the acquired business

There is no assurance that the acquisitions of the Big South Fork Medical Center, Jamestown Regional Medical Center or CarePlus Center will be accretive to our earnings or otherwise improve our results of operations. The Company suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by COVID-19 pandemic and the timing of the reopening has been delayed and is now intended for mid-2021.

On March 1, 2021, the Company closed Jellico Community Hospital after the City of Jellico issued a 30-day termination notice for the lease of the building. This closure is not expected to have a negative impact on the current position of the business or the longer-term business strategy.

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

The ACA has increased the number of people with health care insurance. It also has reduced Medicare and Medicaid reimbursements. Numerous proposals continue to be discussed to repeal, amend or replace the law. We cannot predict whether any such repeal, amend or replace proposals, or any parts of them, will become law and, if they do, what their substance or timing will be. There is uncertainty whether, when and how the ACA may be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of any alternative provisions and the impact of any alternative provisions on providers as well as other healthcare industry participants. Efforts to repeal or change the ACA or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our business and results of operations.

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

During the years ended December 31, 2020 and 2019, we have relied on issuances of equity, debentures and notes payable, loans from a former member of our Board of Directors and the sale of accounts receivable under sales agreements to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2020 and 2019. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely affected, and we may not be able to continue as a going concern (see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

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

A significant portion of our consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Over 42% and 56% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the years ended December 31, 2020 and 2019, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. As of December 31, 2020, we had total debt outstanding of approximately $19.6 million, the majority of which is short term past due. As a result of non-payment of past due debentures, notes payable, we have recorded penalties of approximately $6.9 million and penalty interest of approximately $7.9 million as of December 31, 2020.

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

Our management has determined that as of December 31, 2020, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Additionally, significant delays in the planned delivery of system enhancements, and improvements and inadequate performance of the systems once they are completed could damage the Company’s reputation and harm the business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has operations) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

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

Each rural hospital operations is dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the hospital’s services, as well as the ability of patients and other payers to pay for service as rendered.

On June 1, 2018, we acquired certain assets related to our Jamestown Regional Medical Center. This hospital is 38 miles west of our Big South Fork Medical Center. On March 5, 2019, we acquired certain assets related to Jellico Community Hospital and CarePlus Center. Jellico Community Hospital was 33 miles east of our Big South Fork Medical Center and CarePlus is nearby in Kentucky. Although the Company believes the synergies of management and services in a close geographic location will create numerous efficiencies for the Company, it has exposed the Company to a much greater degree to the effects of the economy in that one area. The Company suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed and is now intended for mid-2021.

On March 1, 2021, the Company closed Jellico Community Hospital after the City of Jellico issued a 30-day termination notice for the lease of the building.

Our revenues are concentrated in Tennessee, which makes us particularly sensitive to changes in that state.

Our revenues are particularly sensitive to regulatory and economic changes in the State of Tennessee. Any change in the current demographic, economic, competitive or regulatory conditions in the state could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid program or other health care laws or regulations in that state could also have an adverse effect.

Our common stock is subject to substantial dilution by exercises of warrants and conversions or exercises of other securities into common stock.

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

The following table presents the dilutive effect of our various potential common shares as of December 31, 2020:

December 31, 2020
Common shares outstanding	39,648,679
Dilutive potential shares:
Stock options	26
Warrants	4,571,165,207
Convertible debt	327,164,407
Convertible preferred stock	4,006,169,661
Total dilutive potential common shares, including outstanding common stock	8,944,147,980

Continued conversions and exercises of the Company’s outstanding securities into common stock have further depressed the market price of our common stock and have caused corresponding decreases of the exercise and conversion prices of much of the remaining convertible securities due to their anti-dilution provisions. As of March 31, 2021, the total dilutive potential common shares, including outstanding common stock, was 25.9 billion shares.

The sale of a substantial amount of our common stock, including resale of the shares of common stock issuable upon the conversions of preferred stock and convertible debentures and the exercise of the outstanding warrants in the public market could adversely affect the prevailing market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock, and the market value of our other securities.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities as of March 31, 2021:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida(1)	Corporate office	Leased through June 30, 2023
Oneida, Tennessee(2)	Medical Facility and Laboratory	Owned
Jamestown, Tennessee(2)	Medical Facility	Owned
Jellico Community Hospital(2)(3)	Medical Facility	Lease terminated by the landlord on March 1, 2021
CarePlus Center(2)	Medical Facility	As long as center remains in location

(1)	Corporate Operations
(2)	Hospital Operations
(3)	On March 1, 2021, the Company closed Jellico Community Hospital after the City of Jellico, Tennessee issued a 30-day termination notice for the lease of the building.

The Company leases its Corporate offices, which are located in West Palm Beach, Florida. The Company vacated the premises in June 2019 and had not paid certain amounts due under the lease. The lease term was set to expire on February 29, 2020 in accordance with its term. In July 2019, the landlord of received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease. In June 2020, the Company reached a settlement with the landlord and paid $0.3 million in full satisfaction of the settlement. On June 19, 2020, the Company entered into new Corporate office lease with the same landlord.

The table below summarizes certain information as to facilities used by our discontinued operations as of March 31, 2021:

Location	Purpose	Type of Occupancy
Riviera Beach, Florida(1)	Offices	December 2021

(1)	EPIC Reference Labs, Inc. - Discontinued operations.

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case against the Company was dismissed on June 22, 2020. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Christopher Diamantis for his assumption of the costs to carry the cost to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results and additional carryback adjustments, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements. During 2020, the Company received $0.6 million of income tax refunds. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. Income taxes are more fully discussed in Note 15 to the accompanying consolidated financial statements.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2020.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payment under an equipment leasing contract that the Company had with Tetra and received a judgment against the Company. In May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale were applied to the outstanding balance. In July 2020, the Company entered into a settlement with Tetra and paid $100,000 as full and final settlement of all liability to Tetra. As a result of the settlement, the Company recorded a gain from settlement of approximately $0.9 million in the year ended December 31, 2020.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at December 31, 2020.

On December 7, 2016, the holders of the Tegal Notes (see Note 8 of the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2020, the Company has repaid $44,544 of the principal amount of these notes.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended December 31, 2020 (see Note 8 of the accompanying consolidated financial statements). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 8 of accompanying consolidated financial statements and the Company intends to negotiate a settlement with the Receiver.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000. The Company has disputed the amount owed and, in October 2020, entered into a settlement agreement to pay $35,000 as full and final settlement of this matter.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company reached a settlement in May 2020 to resolve the judgment for the amount of $300,000, which was fully paid in 2020.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020. (See Note 8 of the accompanying consolidated financial statements). As of December 31, 2020, the Company has not made the majority of the required payments and, as a result, approximately $1.9 million, which includes penalty interest at a rate of 20% per annum, is due and owing.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. The Company disputes that it has any liability or responsibility under the agreements and has filed an initial response in the matter.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has accrued the amounts that it expects to owe in its financial statements. The Company is planning to reopen the hospital upon securing adequate capital to do so. The reopening plans and timing thereof have also been disrupted by the current pandemic.

Two former employees of Jamestown Regional Medical Center have filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties have agreed and are in support of a confidential settlement agreement, which is in the final stage of agreement and is expected to be concluded in the second quarter of 2021. The Company has recorded the estimated settlement amount in the accompanying statements of operations in “Net gain from legal settlements,” and in the accompanying balance sheets in accrued expenses.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded $130,000 of this judgment as a liability at December 31, 2020, as management believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2020.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of December 31, 2020.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017, our common stock has been traded on the OTC Pink under the symbol “RNVA”. The following table sets forth the high and low closing sales prices per share of our common stock as reported for the periods indicated, as adjusted to reflect all applicable reverse stock splits. Such quotations represent inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. On March 31, 2021, the closing price for our common stock as reported on the OTC Pink was $.0043 per share.

Quarter Ended	High	Low
March 31, 2019	$18.00	$1.00
June 30, 2019	$1.00	$0.10
September 30, 2019	$2.00	$1.00
December 31, 2019	$2.00	$0.50
March 31, 2020	$2.00	$1.00
June 30, 2020	$3.00	$0.50
September 30, 2020	$3.00	$0.17
December 31, 2020	$0.25	$0.013

As of March 31, 2021, there were three stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

Holders of the Company’s common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The holders of the Rennova Series F Preferred Stock and Series H Preferred Stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock. Except for stock dividends, the holder of Rennova’s Series L Preferred Stock is not entitled to receive dividends on their shares. For each of Rennova’s Series M Preferred Stock and Series N Preferred Stock, dividends at the rate per annum of 10% of the stated value per share accrue on each outstanding share from and after the date of the original issuance of such share. Such accruing dividends accrue from day to day, whether or not declared, and are cumulative and non-compounding, provided, however, that such accruing dividends are payable only when, as and if declared by the Company’s Board of Directors. No cash dividends may be paid on the common stock unless these accruing dividends are paid.

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

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2020:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	26	$2,992,125	—

Equity compensation plans not approved by stockholders	–	–	n/a

Total	26	$2,992,125	—

n/a - not applicable.

(1) See Note 14 of the accompanying consolidated financial statements for additional information about weighted average exercise prices.

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

Our Services

We are a healthcare enterprise that delivers products and services to our patients. We operate in one business segment: Hospital Operations.

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

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and the hospital is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center. The Company suspended operations at the hospital in June 2019, as a result of the termination of its Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed and is now intended for mid-2021.

In addition, on March 5, 2019, we closed an asset purchase agreement (the “Purchase Agreement”) whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The Company does not expect this closure to have an adverse effect on its business strategy and believes it will have a positive impact from a reduced cash requirement in the immediate future.

Jellico Community Hospital was a 54-bed acute care facility that offered comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico was located 33 miles east of our Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. The purchase price for the hospital and outpatient clinic was approximately $0.7 million. This purchase price was made available by Mr. Diamantis.

Our Hospital Operations generated net revenues of approximately $7.2 million and $15.9 million during the years ended December 31, 2020 and 2019, respectively. During 2020 and 2019, based on collection history achieved, management recognized collection rates for our hospitals of approximately 14% and 14%, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base. In addition to the net revenues generated from our hospital operations, in 2019, we generated $75,460 of revenues related to non-hospital operations.

Discontinued Operations

Advanced Molecular Services Group and Health Technology Solutions, Inc.

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these entities into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. Rennova terminated its agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. Rennova is currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted Rennova owned confidential information for their own benefit and business strategy. Rennova intends to pursue any remedy available to it under the law to recover money owed from TPT and to protect its technology and assets.

The Company continues to pursue options available to it to separate these entities and believes this can be accomplished in the second quarter of 2021. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for Rennova and its shareholders. The Company has reflected the amounts relating to AMSG and HTS (referred to as the AMSG & HTS Group) as a disposal group classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements.

Clinical Diagnostics

Prior to our focus on hospital operations, our principal focus had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. This sector has been fraught with difficulties over the past number of years as payers reduced reimbursement and coverage for diagnostics in this sector. The lack of consistency between payer’s policies and their requirement for proof of medical necessity created uncertainty for ordering physicians and testing laboratories and their ability to receive payment. During 2018, we reduced the number of laboratories we operated to one facility operated by EPIC Reference Labs, Inc. in Palm Beach County, Florida.

During the third quarter of 2020, we announced that we had reached a tentative agreement to sell our last clinical laboratory outside of its hospital labs, EPIC Reference Labs, Inc., to TPT and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. This proposed sale was terminated by Rennova on March 10, 2021, along with a lab management agreement and other permissions that had been granted by Rennova to TPT. Rennova is owed certain payments under the agreements and intends to take the necessary actions to secure payments owed by TPT.

Outlook

We believe that the transition of our business model from diagnostics to ownership of rural hospitals is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic in the same general geographic location and we own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the COVID-19 pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As noted in Notes 1 and 8 to the accompanying consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Health and Human Services (“HHS”) Provider Relief Funds from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

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

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear to have peaked in December 2020. From third party information there have been 822,085 cases and 12,001 deaths as of April 12, 2021. The roll out of vaccinations is expected to significantly reduce the risk of death and reduce transmission of the virus and a return to more normal expectations is expected throughout 2021. These developments have had, and may continue to have, a material adverse effect on the Company and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed

On September 14, 2020, the Company announced that it had purchased and taken delivery of equipment to provide rapid testing for COVID-19 at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center in an effort to provide the Company with an additional revenue stream.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. This closure is not expected to have a negative impact on the current position of the business or the longer-term business strategy.

AMSG & HTS Group

We believe that a successful separation of the AMSG & HTS Group will allow each to focus on its own strengths and operational plans. The Company believes it will be able to recognize the expenditures to date with regard to the AMSG & HTS Group, which are approximately $14.9 million, as an investment after the separation is complete.

Result of Operations

Our loss from continuing operations before other income and (expense) and income taxes for the year ended December 31, 2020 was $17.2 million compared to a loss of $15.7 million for the same period a year ago. We attribute the increase in the operating loss primarily to the reduction in revenue.

We recorded a net loss from continuing operations for the year ended December 31, 2020 of $17.6 million, as compared to a loss of $46.6 million for the same period of a year ago. The improvement was primarily due to other income (expense), net of approximately $5.4 million in the year ended December 31, 2020 compared to other income (expense), net of ($9.3) million in 2019, a $0.7 million net gain from legal settlements and a $2.0 million gain on extinguishment of debt in the year ended December 31, 2020, a decrease in interest expense of $11.9 million in the year ended December 31, 2020 compared to 2019 and a $1.3 million income tax benefit in the year ended December 31, 2020. Partially offsetting the improvement was an increase in the loss from continuing operations before other income (expense) and income taxes of $1.5 million.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements as of and for the year ended December 31, 2020.

Revenue Recognition

Revenue from Contracts with Customers

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	The parties have approved the contract either in writing; orally by acknowledgement; or implicitly, based on customary business practices.
●	Each party’s rights and the contract’s payment terms are identified.
●	The contract has commercial substance.
●	Collection is probable.

Under the accounting guidance, we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contract and related allowances. We also do not present “allowances for doubtful accounts” on our consolidated balance sheets.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Derivative Financial Instruments and Fair Value

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

In accordance with Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including our own assumptions.

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
		%		%
Net revenues	$7,200,120	100.0%	$16,003,443	100.0%
Operating expenses:
Direct costs of revenue	11,783,526	163.7%	14,759,258	92.2%
General and administrative expenses	11,660,899	162.0%	16,148,393	100.9%
Asset impairment	250,000	3.5%	-	0.0%
Depreciation and amortization	700,993	9.7%	795,202	5.0%
Loss from continuing operations
before other income (expense), net and income taxes	(17,195,298)	-238.8%	(15,699,410)	-98.1%
Other income (expense), net	5,371,484	74.6%	(9,298,401)	-58.1%
Net gain from legal settlements	671,613	9.3%	-	0.0%
Gain from extinguishment of debt	2,041,038	28.4%	-	0.0%
Gain on bargain purchase	-	0.0%	250,000	1.6%
Change in fair value of derivative instrument	-	0.0%	(105,075)	0.7%
Interest expense	(9,840,724)	-136.7%	(21,730,066)	-135.8%
Benefit from income taxes	1,308,180	18.2%	-	0.0%
Net loss from continuing operations	$(17,643,707)	-245.0%	$(46,582,952)	-291.1%

Net Revenues

Consolidated net revenues were $7.2 million for the year ended December 31, 2020, as compared to $16.0 million for the year ended December 31, 2019, a decrease of $8.8 million. The decrease in net revenues was due to a reduction in revenues from Jamestown Regional Medical Center of $2.6 million in the year ended December 31, 2020 compared to 2019. Operations at Jamestown Regional Medical Center were temporarily suspended beginning in June 2019 pending reinstatement of the hospital’s Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed. The decrease in net revenues in the year ended December 31, 2020 as compared to the 2019 was also, in large part, a result of the COVID-19 pandemic, which we attribute to the decrease in net revenues from Jellico Community Hospital and CarePlus Center of $4.3 million and net revenues from Big South Fork Medical Center of $1.8 million. As a result of the COVID-19 pandemic, we believe demand for our services was reduced. Also reducing revenue were staffing issues and supply shortages caused by cash constraints during the 2020 period, which required us to divert patients to third party facilities.

Net revenues for years ended December 31, 2020 and 2019 include bad debt expense elimination of $7.1 million and $8.5 million, respectively, for doubtful accounts and $45.5 million and $99.3 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Costs of Revenue

Direct costs of revenue decreased by $3.0 million for the year ended December 31, 2020 compared to 2019. We attribute the decrease primarily to Jamestown Regional Medical Center, which was temporarily suspended beginning in June 2019, as well as decreases in the number of patients served at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 163.7% in the year ended December 31, 2020 compared to 92.2% in 2019. We attribute the increase in the direct costs as a percentage of net revenues to the COVID-19 pandemic and the diversion of patients to third party facilities due to staffing issues and supply shortages caused by cash constraints during the year ended December 31, 2020. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $4.5 million, or 27.8%, in the year ended December 31, 2020 compared 2019. The decrease in general and administrative expenses was mainly due to the temporary cessation of operations of Jamestown Regional Medical Center in June 2019. Also, contributing to the decrease were acquisition costs incurred in the 2019 period for the acquisition of Jellico Community Hospital and CarePlus Center on March 5, 2019 and reductions in insurance expense, compensation related expenses and directors fees.

Asset Impairment

As a result of the closure of Jellico Community Hospital on March 1, 2021, we determined that the hospital’s intangible asset, which was a certificate of need valued at $250,000, was impaired as of December 31, 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.7 million for the year ended December 31, 2020 as compared to $0.8 million in 2019 as certain fixed assets were fully depreciated during 2019.

Loss from Continuing Operations Before Other Income (Expense), Net and Income Taxes

Our operating loss increased by $1.5 million for year ended December 31, 2020, as compared to 2019. We attribute the increase in the loss primarily to the reduction in revenues.

Other Income (Expense), net

Other income (expense), net of $5.4 million for the year ended December 31, 2020 included $8.0 million of HHS Provider Relief Funds, partially offset by ($1.4) million in penalties associated with non-payment of payroll taxes and ($1.2) million of loss on the sale of accounts receivable under a sales agreement. Other income (expense), net of ($9.3) million for the year ended December 31, 2019 included ($6.9) million in penalties for non-payment of debentures on the maturity dates, ($1.0) million of penalties related to past due payments of payroll taxes and ($1.4) million of losses on sales of accounts receivable under sales agreements.

Net Gain from Legal Settlements

We settled several legal proceedings during the year ended December 31, 2020, which resulted in a net gain from legal settlements of $0.7 million. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain and we recorded $0.2 million in gains from other settlements. Partially offsetting the gains from legal settlements was a $0.4 million loss from a potential legal settlement related to a lawsuit by certain employees against the Company.

Gain on Bargain Purchase

In the year ended December 31, 2019, we realized a $0.3 million gain on the bargain purchase of Jellico Community Hospital, which was acquired on March 5, 2019. The gain was associated with the intangible asset acquired in the acquisition.

Gain on Extinguishment of Debt

We recorded a $2.0 million gain on extinguishment of debt in the year ended December 31, 2020, which resulted from the Exchange, Redemption and Forbearance Agreement (the “Exchange and Redemption Agreement”) that we entered into on August 31, 2020. Under the Exchange and Redemption Agreement, stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Preferred Stock. The Exchange and Redemption Agreement is more fully discussed below under the heading Liquidity and Capital Resources and in Notes 9, 13 and 14 to the accompanying consolidated financial statements.

Change in Fair Value of Derivative Instrument

The change in the fair value of derivative instrument for the year ended December 31, 2019 of $0.1 million resulted from a late payment penalty, which increased the principal amount of a debenture that contains a conversion feature indexed to the Company’s common stock.

Interest Expense

Interest expense for the year ended December 31, 2020 was $9.8 million compared to $21.7 million in 2019. Interest expense for the year ended December 31, 2020 included $6.3 million for default interest on past due debentures and note payable, $2.1 million for interest associated with loans from a former member of our Board of Directors and approximately $1.2 million of interest expense on notes payable and finance lease obligations. Interest expense for the year ended December 31, 2019 included $1.6 million for interest associated with loans from a former member of our Board of Directors, and $16.2 million for the amortization of debt discount and deferred financing costs related to debentures and note payable, including $9.5 million for the modification of warrants issued in connection with debentures and approximately $3.6 million of interest expense on debentures, notes payable, finance lease obligations and the settlement of a prepaid forward purchase contract.

Benefit from Income Taxes

The net income tax benefit was $1.3 million for the year ended December 31, 2020. We did not incur income taxes for the year ended December 31, 2019. During the year ended December 31, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, we recorded approximately $1.1 million in income tax refunds from the carryback of certain of our federal net operating losses. In addition, during the year ended December 31, 2020, we recorded an additional $0.3 million of income tax benefits resulting from carryback adjustments related to prior years, partially offset by $0.1 million for the provision for state income taxes.

Net Loss from Continuing Operations

Our net loss from continuing operations for the year ended December 31, 2020 was $17.6 million compared to a loss of $46.6 million in 2019. The improvement was primarily due to other income (expense), net of approximately $5.4 million in the year ended December 31, 2020 compared to other income (expense), net of ($9.3) million in 2019, a $0.7 million net gain from legal settlements and a gain of $2.0 million on extinguishment of debt in the year ended December 31, 2020, a decrease in interest expense of $11.9 million for the year ended December 31, 2020 as compared to 2019 and a $1.3 million income tax benefit in the year ended December 31, 2020. Partially offsetting the improvement was an increase in the loss from continuing operations before other income (expense) and income taxes of $1.5 million.

The following table presents key financial metrics that management uses to monitor the results for our Hospital Operations:

	Year Ended December 31,
Hospital Operations	2020	2019	Change	%

Net revenues (1)	$7,200,120	$15,927,983	$(8,727,863)	-54.8%

Direct costs of revenue	11,783,526	14,759,258	(2,975,732)	-20.2%

Number of Patients Served	17,316	41,677	(24,361)	-58.5%

Key Operating Measures - Net revenues per patient served:	$415.81	$382.18	$33.63	8.8%

Key Operating Measures - Direct costs per patient served:	$680.50	$354.13	$326.36	92.2%

(1)	In addition to the net revenues generated from our hospital operations in 2019, we generated $75,460 of revenues related to non-hospital operations. Thus, the total net revenues were $16.0 million for 2019.

Our Hospital Operations have historically generated operating losses. We served less patients during the year ended December 31, 2020 compared to 2019 as a result of the suspension of operations at Jamestown Regional Medical Center, which did not operate during 2020 following the termination of the Medicare program in June 2019. Also, reducing the number of patients served was the COVID-19 pandemic, as well as staffing issues and shortages of hospital supplies due to cash constraints, which required us to divert patients to third-party facilities during 2020. Net revenues and direct costs per patient increased in the year ended December 31, 2020 compared to 2019 due to the type of services billed. Direct costs per patient were also impacted by the use of contract labor versus employees for patient care during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2020 and 2019, we financed our operations from the issuances of equity, debentures and notes payable, loans from Mr. Diamantis, a former member of our Board of Directors, and the sale of accounts receivable under sales agreements. Also, during the year ended December 31, 2020 we received approximately $2.3 million from PPP Notes and approximately $12.5 million from HHS Provider Relief Funds. On June 30, 2020, we entered into an exchange agreement with Mr. Diamantis, wherein we exchanged the amount owed to Mr. Diamantis for principal and interest on that date, which totaled $18.8 million, for shares of the Company’s Series M Convertible Preferred Stock. On August 31, 2020, we entered into the Exchange and Redemption Agreement with certain institutional investors in the Company as discussed in the paragraph below. Each of these financing transactions is more fully discussed in Notes 1, 4, 7, 8, 9, 13 and 14 to our accompanying consolidated financial statements.

Under the Exchange and Redemption Agreement, the investors agreed to reduce their holdings of the Company’s debentures (the debentures are more fully discussed in Note 9 to the accompanying consolidated financial statements) by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock (the preferred stock is more fully discussed in Note 13 to the accompanying consolidated financial statements) for 30,435.52 shares of the Company’s newly-authorized Series N Preferred Stock.

The investors continued to own, after the initial exchange, approximately $14.9 million (including accrued interest and penalties) of debentures, but agreed that the Company could redeem $10 million of its obligations under these debentures held by the investors at face value, plus accrued interest and penalties. These debentures included approximately $4.9 million under debentures and accrued interest that have been guaranteed by Mr. Diamantis. This redemption right was exercisable for 90 days, or until November 29, 2020. If it had been exercised in full, the remaining debentures held by the investors (totaling approximately $4.9 million, including accrued interest and penalties) would have been exchanged for approximately 4,900 additional shares of Series N Preferred Stock.

During the 90-day redemption period (or until the occurrence of certain specified events, if earlier), the investors agreed to forbear from exercising any remedies against the Company or Mr. Diamantis as a result of any existing defaults under the outstanding securities. During that period, additional interest did not accrue and would have been forgiven if the redemption right was exercised in full. If the redemption right was not exercised in full, all such amounts would become due and payable. The redemption right was not exercised and all such amounts have become due and payable.

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $56.5 million and $868.5 million, respectively, at December 31, 2020. In addition, the Company had a loss from continuing operations of approximately $17.6 million and cash used in operating activities of $16.8 million for the year ended December 31, 2020. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 8 and 9 to the accompanying consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $1.5 million per month for the year ended December 31, 2020.

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

Also, during the year ended December 31, 2020 we received approximately $2.3 million from PPP Notes and Company-owned facilities received approximately $12.5 million of HHS Provider Relief Funds, $8.0 million of which was recorded as other income and the remainder was recorded as a liability at December 31, 2020. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The Company is in the process of applying for forgiveness for the PPP Notes and accrued interest. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 1 to the accompanying consolidated financial statements. We received approximately $1.2 million in cash from the issuance of a promissory note during the year ended December 31, 2020 that was used to repay amounts due under accounts receivable sales agreements and $2.1 million from the sale of accounts receivable under sales agreements. In addition, during the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes, and we repaid Mr. Diamantis $4.2 million.

As of December 31, 2020, we were party to legal proceedings, which are presented in Note 16 to the accompanying consolidated financial statements.

The following table presents our capital resources as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019	Change

Cash	$25,353	$16,933	$8,420
Working capital deficit	(56,454,545)	(78,073,092)	21,618,547
Total debt	20,770,771	49,010,905	(28,240,134)
Finance lease obligations	249,985	1,119,418	(869,433)
Stockholders’ deficit	(49,017,752)	(76,519,721)	27,501,969

The following table presents the major sources and uses of cash for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change

Cash used in operations	$(16,790,529)	$(13,529,045)	$(3,261,484)
Cash used in investing activities	(288,890)	(658,664)	369,774
Cash provided by financing activities	17,087,839	14,202,433	2,885,406

Net change in cash	8,420	14,724	(6,304)
Cash and cash equivalents, beginning of the year	16,933	2,209	14,724
Cash and cash equivalents, end of the period	$25,353	$16,933	$8,420

The components of cash used in operations for the years ended December 31, 2020 and 2019 are presented in the following table:

	Year Ended December 31,
	2020	2019	Change

Net loss from continuing operations	$(17,643,707)	$(46,582,952)	$28,939,245
Non-cash adjustments to income	(8,415,644)	25,076,846	(33,492,490)
Accounts receivable	1,446,117	(999,493)	2,445,610
Inventory	168,929	156,485	12,444
Accounts payable, checks issued in excess of bank balance and accrued expenses	9,337,479	9,783,490	(446,011)
Loss from discontinued operations	(696,067)	(1,450,869)	754,802
Income tax assets and liabilities	(712,580)	(38,408)	(674,172)
Other	(174,517)	(11,957)	162,560
Net cash used in operating activities	(16,689,990)	(14,066,858)	(2,623,132)
Cash (used in) provided by discontinued operations	(100,539)	537,813	(638,352)
Cash used in operations	$(16,790,529)	$(13,529,045)	$(3,261,484)

Cash used by investing activities of $0.3 million for the year ended December 31, 2020 was used to purchase $0.4 million of hospital equipment, partially offset by $0.1 million provided by the sale of property and equipment. The cash used in investing activities for the year ended December 31, 2019 of $0.7 million was used primarily for the acquisition of Jellico Community Hospital.

Cash provided by financing activities for the year ended December 31, 2020 totaled $17.1 million and primarily included $7.6 million in loans from a former member of our Board of Directors, $2.3 million from PPP Notes, $12.5 million from HHS Provider Relief Funds, $2.1 million from the sales of accounts receivable and $1.2 million from the issuance of an installment note payable. Partially offsetting these cash receipts were $0.9 million in payments of debentures, $1.6 million of notes payable payments, $4.2 million in payments of loans owed to a former member of our Board of Directors, $1.7 million in payments of accounts receivable under sales agreements and $0.2 million of finance lease obligation payments. Cash provided by financing activities for the year ended December 31, 2019 of $14.2 million primarily included $16.7 million in loans from a former member of our Board of Directors, $3.8 million from the issuances of debentures, $1.6 million in proceeds from notes payable and $2.6 million in proceeds from the sales of accounts receivable under sales agreements. Partially offsetting these cash receipts were $2.3 million in payments of loans from a former member of our Board of Directors, $5.0 in payments of a note payable, $2.8 million in payments of accounts receivable under sales agreements, $0.1 million of finance lease obligation payments and $0.1 million in payment of financing fees.

The Company had 39,648,679 and 964,894 shares of common stock issued and outstanding at December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, the Company issued an aggregate of 313,000 shares of its common stock upon conversion of $277,994 of stated value of its Series I-2 Convertible Preferred Stock and 38,371,250 shares of its common stock upon conversion of $1,001,000 of stated value of shares of its Series N Preferred Stock.

These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a reverse stock split effected on July 31, 2020, which is more fully described in Note 1 to the accompanying consolidated financial statements.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 12, 13, 14 and 20 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a reverse stock split effected on July 31, 2020, which is more fully described in Note 1 to the accompanying consolidated financial statements. As a result of these down round provisions, the potential common stock equivalents, including common stock outstanding totaled 8.9 billion at December 31, 2020 and 25.9 billion at March 31, 2021.

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

As of December 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized recurring losses and negative cash flows from operations, and currently has minimal revenue producing activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Financing Transactions

Description of the Matter:

As discussed in Note 12 to the consolidated financial statements, the Company’s financing transactions include warrants which contain down-round anti-dilution provisions. As a result, the exercise price of the warrants decreases and the warrants are revalued with each conversion of preferred stock or common stock issuance at a lower price than the warrant’s exercise price. The warrants are then revalued to their estimated fair value then recorded as a deemed dividend. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

How We Addressed the Matter in Our Audit:

We gained an understanding of management’s process and methodology to develop the estimates. We reviewed the underlying warrant and preferred stock signed agreements. We evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the deemed dividends. The Company used a specialist to perform the calculations and we gained an understanding of the specialist’s work. We assessed the knowledge, skill, and ability of the Company’s specialist and the specialist’s relationship to the Company. We evaluated the work of the specialist as delineated above. We evaluated the adequacy of the disclosures related to these fair value measurements.

Evaluation of Revenue Recognition

Description of the Matter:

As discussed in Note 2 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowances estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit:

To test the estimated contractual allowances and implicit price concessions, we performed audit procedures that included, among others, assessing methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We compared the significant assumptions used by management to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 15, 2021

We have served as the Company’s auditor since 2018.

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$25,353	$16,933
Accounts receivable, net	499,454	3,565,447
Inventory	445,415	614,344
Prepaid expenses and other current assets	148,522	487
Income tax refunds receivable	1,420,251	642,503
Current assets of discontinued operations classified as held for sale	184,510	505,389
Total current assets	2,723,505	5,345,103

Property and equipment, net	7,814,435	8,231,830
Intangibles, net	259,443	509,443
Deposits	263,621	237,139
Right-of-use assets	1,000,272	88,905
Non-current assets of discontinued operations classified as held for sale	200,815	295,239

Total assets	$12,262,091	$14,707,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.3 million and $0.6 million, respectively)	$14,251,851	$12,809,723
Checks issued in excess of bank account balance	84,760	275,124
Accrued expenses (includes related parties amount of $0.2 million and $2.0 million, respectively)	19,135,569	14,245,292
Income taxes payable	1,438,837	1,373,669
Current portion of notes payable	4,786,976	3,977,710
Current portion of note payable, related party	2,097,000	15,159,455
Current portion of finance lease obligations	249,985	1,119,418
Current portion of debentures	12,690,539	29,873,740
Current portion of right-of-use operating lease obligations	172,952	30,311
Derivative liability	455,336	455,336
Current liabilities of discontinued operations classified as held for sale	3,814,245	4,098,417
Total current liabilities	59,178,050	83,418,195

Other liabilities:
Note payable, net of current portion	1,196,256	-
Right-of-use operating lease obligations, net of current portion	827,320	58,594
Non-current liabilities of discontinued operations classified as held for sale	78,217	100,116
Total liabilities	61,279,843	83,576,905

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	-	5,835,294
Redeemable Preferred Stock - Series I-2	-	1,815,181

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series K preferred stock, $0.01 par value, 250,000 shares authorized, 0 and 250,000 shares issued and outstanding	-	2,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 22,000 and 0 shares issued and outstanding	220	-
Series N preferred stock, $0.01 par value, 50,000 shares authorized, 29,434 and 0 shares issued and outstanding	294	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 39,648,679 and 964,894 shares issued and outstanding	3,965	96
Additional paid-in-capital	819,494,275	510,402,197
Accumulated deficit	(868,536,506)	(586,942,014)
Total stockholders’ deficit	(49,017,752)	(76,519,721)
Total liabilities and stockholders’ deficit	$12,262,091	$14,707,659

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019

Net revenues	$7,200,120	$16,003,443

Operating expenses:
Direct costs of revenue	11,783,526	14,759,258
General and administrative expenses	11,660,899	16,148,393
Asset impairment	250,000	-
Depreciation and amortization	700,993	795,202
Total operating expenses	24,395,418	31,702,853

Loss from continuing operations before other income
(expense) and income taxes	(17,195,298)	(15,699,410)

Other income (expense):
Other income (expense), net	5,371,484	(9,298,401)
Net gain from legal settlements	671,613	-
Gain on extinguishment of debt	2,041,038	-
Change in fair value of derivative instrument	-	(105,075)
Gain on bargain purchase	-	250,000
Interest expense	(9,840,724)	(21,730,066)
Total other income (expense), net	(1,756,589)	(30,883,542)

Net loss from continuing operations before income taxes	(18,951,887)	(46,582,952)
Benefit from income taxes	1,308,180	-

Net loss from continuing operations	(17,643,707)	(46,582,952)
Net loss from discontinued operations	(696,067)	(1,450,869)
Net loss	(18,339,774)	(48,033,821)
Deemed dividends	(263,254,718)	(123,861,587)
Net loss available to common stockholders	$(281,594,492)	$(171,895,408)

Net loss per common share:
Basic net loss available to common stockholders	$(94.27)	$(307.74)
Diluted net loss available to common stockholders	$(94.27)	$(307.74)
Weighted average number of common shares outstanding during the period:
Basic	2,987,229	558,577
Diluted	2,987,229	558,577

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR DECEMBER 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	-capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	964,894	$96	$510,402,197	$(586,942,014)	$(76,519,721)
Conversions of Series I-2 Preferred Stock into common stock	-	-	313,000	32	277,962	-	277,994
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Issuance of Series N Preferred Stock	30,435	304	-	-	30,435,215	-	30,435,519
Deemed dividend from issuance of Series N Preferred Stock	-	-	-	-	-	(3,720,718)	(3,720,718)
Conversions of Series N Preferred Stock into common stock	(1,001)	(10)	38,371,250	3,837	(3,827)	-	-
Payment of cash in lieu of fractional shares	-	-	(465)	-	(684)	-	(684)
Deemed dividends from triggers of down
round provisions	-	-	-	-	256,383,632	(256,383,632)	-
Net loss	-	-	-	-	-	(18,339,774)	(18,339,774)
Balance at
December 31, 2020	2,051,444	$20,514	39,648,679	$3,965	$819,494,275	$(868,536,506)	$(49,017,752)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	12,857	$1	$375,858,739	$(415,046,606)	$(39,167,864)
Common stock issued in cashless exercise of warrants	-	-	11,962	1	(1)	-	-
Conversions of Series I-2 Preferred stock into common stock	-	-	940,075	94	1,268,878	-	1,268,972
Exchange of Series J Preferred stock for Series K Preferred	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series K Preferred stock	250,000	2,500	-	-	-	-	2,500
Redemption of Series G Preferred stock	(215)	(2)	-	-	(98)	-	(100)
Stock based compensation	-	-	-	-	(51,899)	-	(51,899)
Deemed dividends from triggers of down round provisions	-	-	-	-	123,861,587	(123,861,587)	-
Modification of warrants	-	-	-	-	9,464,991	-	9,464,991
Net loss	-	-	-	-	-	(48,033,821)	(48,033,821)
Balance at December 31, 2019	2,000,010	$20,000	964,894	$96	$510,402,197	$(586,942,014)	$(76,519,721)

The accompanying notes are an integral part of these consolidated financial statements

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows used in operating activities:
Net loss from continuing operations	$(17,643,707)	$(46,582,952)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	700,993	795,202
Loss on receivables sold to factors	1,228,955	1,361,053
Stock-based compensation	-	(51,899)
Penalty for non-payment of note payable and debentures	9,850	6,893,940
Amortization of debt discount, including modification of warrants	122,885	16,223,474
Other income from HHS Provider Relief Funds	(8,020,969)	-
Change in fair value of derivative instrument	-	105,076
Net gain from legal settlements	(671,613)	-
Gain on extinguishment of debt	(2,041,038)	-
Impairment of intangible asset	250,000	-
Gain on purchase of hospital and medical center	-	(250,000)
Loss on disposal of property and equipment	5,293	-
Loss from discontinued operations	(696,067)	(1,450,869)
Changes in operating assets and liabilities:
Accounts receivable	1,446,117	(999,493)
Prepaid expenses and other current assets	(148,035)	78,333
Inventory	168,929	156,485
Security deposits	(26,482)	(90,289)
Accounts payable and checks issued in excess of bank balance	1,538,826	6,230,117
Accrued expenses	7,798,653	3,553,372
Income tax assets and liabilities	(712,580)	(38,408)
Net cash used in operating activities of continuing operations	(16,689,990)	(14,066,858)
Net cash (used in) provided by operating activities of discontinued operations	(100,539)	537,813
Net cash used in operating activities	(16,790,529)	(13,529,045)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(370,890)	(127)
Purchase of hospital and medical center	-	(658,537)
Proceeds from the sale of property and equipment	82,000	-
Net cash used in investing activities of continuing operations	(288,890)	(658,664)
Net cash of investing activities of discontinued operations	-	-
Net cash used in investing activities	(288,890)	(658,664)

Cash flows provided by (used in) financing activities:
Proceeds from receivables sold under accounts receivable sales agreements	2,114,375	2,650,000
Receivables paid under accounts receivable sales agreements	(1,723,453)	(2,804,896)
Proceeds from issuance of related party note payable and advances	7,628,553	16,669,455
Proceeds from issuance of debentures	-	3,845,000
Payments of debentures	(920,000)	-
Payments of related party note payable and advances	(4,187,387)	(2,310,000)
Proceeds from notes payable	1,198,835	1,600,000
Payments on notes payable	(1,590,250)	(5,005,795)
HHS Provider Relief Funds	12,542,691	-
Proceeds from Paycheck Protection Program notes payable	2,264,201	-
Redemption of Series G Preferred Stock	-	(100)
Payments on finance lease obligations	(200,709)	(143,931)
Payments of financing fees on note payable	-	(100,000)
Payments on right of use operating lease obligations	(137,847)	(53,939)
Cash paid for fractional shares in connection with reverse stock split	(684)	-
Net cash provided by financing activities of continuing operations	16,988,325	14,345,794
Net cash provided by (used in) financing activities of discontinued operations	99,514	(143,361)
Net cash provided by financing activities	17,087,839	14,202,433

Net increase in cash	8,420	14,724
Cash at beginning of period	16,933	2,209
Cash at end of period	$25,353	$16,933

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us” or “our”) is a provider of health care services. In late 2016, the Company decided to pursue the opportunity to acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. The Company now owns one operating hospital, a hospital that it plans to reopen and operate, a physician’s office in Tennessee and a rural clinic in Kentucky. One of the hospitals closed on March 1, 2021, as more fully discussed below and in Note 20. As the business focus has transitioned to rural hospital operations, the Company has made plans to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented. The Company’s operations now consist of only one business segment, Hospital Operations.

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

All share, per share and capital stock amounts and common stock equivalents as of and for the years ended December 31, 2020 and 2019 presented herein have been restated to give effect to the Reverse Stock Split.

Jamestown Regional Medical Center Medicare Agreement

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies were not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed and is now intended for mid-2021.

Jellico Community Hospital and CarePlus Center

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital and CarePlus Center, as more fully discussed in Note 6. Jellico Community Hospital was a 54-bed acute care facility that offered comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. The CarePlus Center services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building, as more fully discussed in Note 20. The Company does not expect this closure to have an adverse effect on its business strategy and believes it will have a positive impact from a reduced cash requirement in the immediate future.

Impact of the Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As discussed in Note 8, we have received Paycheck Protection Program (“PPP”) loans. We have also received Health and Human Services (“HHS”) Provider Relief Funds from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear to have peaked in December 2020. From third party information, there have been 822,085 cases and 12,001 deaths as of April 12, 2021. The roll out of vaccinations is expected to significantly reduce the risk of death and reduce transmission of the virus and a return to more normal expectations is expected throughout 2021. These developments have had, and may continue to have, a material adverse effect on the Company and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed.

On September 14, 2020, the Company announced that it had purchased and taken delivery of equipment to provide rapid testing for COVID-19 at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center in an effort to provide the Company with an additional revenue stream.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The closure, including a discussion of Jamestown Community Hospital’s equipment, is more fully discussed in Note 20. This closure is not expected to have a negative impact on the current position of the business or the longer-term business strategy.

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds were being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of December 31, 2020, Company-owned facilities have received approximately $12.5 million in relief funds. This included approximately $120,000 received by Jamestown Medical Center, Inc. where staff continue to be employed and remain engaged in the provision of healthcare services that qualify for relief. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through December 31, 2020, we recognized $8.0 million of these payments as income in 2020. The income has been recorded under the caption “Other income (expense)” and the unrecognized portion has been recorded in accrued liabilities in our consolidated financial statements. The Company’s assessment of whether the terms and conditions for amounts received have been met considers all frequently asked questions and other interpretive guidance issued by HHS. On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”), which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from the HHS that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from the HHS may be recognized up to a net zero gain/loss in 2020. On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”), which includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. As codified in the October 22, 2020 Notice, the Company’s estimate of pandemic relief funds as of December 31, 2020 includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change served to increase amounts eligible to be recognized as income, as compared to the September 19, 2020 Notice. Provider Relief Funds received through HHS that have not yet been recognized as income or otherwise have not been refunded to HHS as of December 31, 2020, are reflected within accrued liabilities in the consolidated balance sheets, and such unrecognized amounts may be recognized as income in future periods if the underlying conditions for recognition are met. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such payments, including auditing and reporting requirements, continues to evolve. On January 15, 2021, the government issued “General and Targeted Distribution Post-Payment Notice of Reporting Requirements,” (the “January 15, 2021 Notice”), which again provides guidance on reporting instructions and use of funds. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional Provider Relief Fund payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

During the year ended December 31, 2020, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the October 22, 2020 Notice, the January 15, 2021 Notice and the Company’s results of operations during 2020. Taking into account these countervailing factors, the Company believes that the amount recognized as of December 31, 2020 of approximately $8.0 million remains an appropriate estimate.

Going Concern

Under ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“Accounting Standards Codification (“ASC”) 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $56.5 million and $868.5 million, respectively, at December 31, 2020. In addition, the Company had a loss from continuing operations of approximately $17.6 million and cash used in operating activities of $16.8 million for the year ended December 31, 2020. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 8 and 9, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

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

In addition, during 2020, the Company announced plans to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented, as more fully discussed in Note 17.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital, a physician’s office, CarePlus Center and a hospital that it plans to reopen and operate, which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

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

Comprehensive Loss

During the years ended December 31, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves, contractual allowances and write-downs related to receivables, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, income from HHS Provider Relief Funds, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at December 31, 2020 and 2019.

Revenue Recognition

We recognize revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	The parties have approved the contract either in writing; orally by acknowledgement; or implicitly, based on customary business practices.
●	Each party’s rights and the contract’s payment terms are identified.
●	The contract has commercial substance.
●	Collection is probable.

Under the accounting guidance, we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contract and related allowances. We also do not present “allowances for doubtful accounts” on our consolidated balance sheets.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during 2020 and 2019.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At December 31, 2020 and 2019, estimated contractual allowances of $45.5 million and $99.3 million, respectively, and bad debt of $7.1 million and $8.5 million, respectively, have been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 1.42% and 7% for the years ended December 31, 2020 and 2019, respectively.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts. As required by Topic 606, for the years ended December 31, 2020 and 2019, after bad debt and contractual and related allowance adjustments to revenues of $52.6 million and $107.8 million, respectively, we reported net revenues of $7.2 million and $16.0 million. We continue to review the provision for bad debt and contractual and related allowances. See Note 4 – Accounts Receivable.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recorded the impairment of an intangible asset of $250,000 during 2020 as more fully discussed in Note 6. The Company did not record an asset impairment charge during 2019.

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11

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

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. The incremental value of the debentures and warrants as a result of the down round provisions of $256.4 million and $123.9 million were recorded as deemed dividends for the years ended December 31, 2020 and 2019, respectively. See Note 12 for an additional discussion of derivative financial instruments.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2020 and 2019.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common shareholders is the same for periods with a net loss. See Note 3 for the computation of loss per share for the years ended December 31, 2020 and 2019.

Note 3 – Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common shareholders, by (ii) the weighted-average number of shares of common stock outstanding during the period.

Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the years ended December 31, 2020 and 2019, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Numerator
Net loss from continuing operations	$(17,643,707)	$(46,582,952)
Deemed dividends	(263,254,718)	(123,861,587)
Net loss available to common stockholders, continuing operations	$(280,898,425)	$(170,444,539)
Net loss from discontinued operations	(696,067)	(1,450,869)
Net loss available to common stockholders	$(281,594,492)	$(171,895,408)

Denominator
Basic and diluted weighted average common shares outstanding	2,987,229	558,577

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(94.04)	$(305.14)
Basic and diluted, discontinued operations	$(0.23)	$(2.60)
Total basic and diluted	$(94.27)	$(307.74)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	December 31,
	2020	2019
Warrants	4,571,165,207	63,452,536
Convertible preferred stock	4,006,169,661	7,912,237
Convertible debentures	327,164,407	3,063,478
Stock options	26	30
	8,904,499,301	74,428,281

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 12, 13 and 14). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock and common stock equivalents totaled 25.9 billion at March 31, 2021 as more fully discussed in Note 20. See Note 14 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019

Accounts receivable	$16,922,576	$26,687,028
Less:
Allowance for discounts	(13,185,843)	(16,801,910)
Allowance for bad debts	(1,513,827)	(5,245,817)
Accounts receivable owed under sales agreements	(1,723,452)	(1,073,854)
Accounts receivable, net	$499,454	$3,565,447

The allowance for discounts reflected in the table above increased as a percentage of accounts receivable to 78% at December 31, 2020 compared to 63.0% at December 31, 2019. The allowance for discounts varies based on changes in historical contractual allowance rates.

For the years ended December 31, 2020 and 2019, bad debt expense was $7.1 million and $8.5 million, respectively. The allowance for bad debts decreased by $3.7 million at December 31, 2020 compared to the balance at December 31, 2019. The Company’s policy is to write off accounts receivable balances against the allowance for bad debts once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements and Installment Promissory Note

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold $3.3 million of accounts receivable on a non-recourse basis for a purchase price paid to the Company of $2.2 million, less $0.1million of origination fees. Accordingly, the Company recorded a loss on the sale of $1.2 million during the year ended December 31, 2020. As of December 31, 2020, $1.7 million was outstanding and owed under the accounts receivable sales agreements.

During the year ended December 31, 2019, the Company entered into five accounts receivable sales agreements. The aggregate amount of accounts receivable sold on a non-recourse basis during the year ended December 31, 2019 was $3.9 million. The aggregate purchase price paid to the Company was $2.6 million, less $0.1 million of origination fees. Accordingly, the Company recorded a loss on the sale of $1.4 million during the year ended December 31, 2019. As of December 31, 2019, $1.1 million was outstanding and owed under these accounts receivable sales agreements. On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements. The Installment Note is more fully discussed in Note 8.

Income Tax Refunds Receivable

As of December 31, 2020, the Company had $1.4 million of income tax refunds receivable. During 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. The Company’s federal net operating losses are more fully discussed in Note 15.

Note 5 – Property and Equipment

Property and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019

Medical equipment	$2,702,719	$2,338,989
Land	550,700	574,100
Building	6,482,260	6,548,560
Equipment	437,029	437,029
Equipment under capital leases	742,745	742,745
Furniture	240,156	235,156
Leasehold improvements	86,002	83,842
Vehicles	56,624	56,624
Computer equipment	251,432	251,432
Software	724,126	724,126
	12,273,793	11,992,603
Less accumulated depreciation	(4,459,358)	(3,760,773)
Property and equipment, net	$7,814,435	$8,231,830

On March 5, 2019, the Company acquired certain assets and liabilities related to Jellico Community Hospital and CarePlus Center. The Company acquired property and equipment of $0.5 million for the Jellico Community Hospital and CarePlus Center acquisitions. These acquisitions are more fully discussed in Note 6.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The impact of the closure of the hospital on its property and equipment is discussed in Note 20. This closure is not expected to have a negative impact on the current position of the business or the longer-term business strategy.

Property and equipment are depreciated on a straight-line basis over their respective lives. The buildings are being depreciated over 39 years, leasehold improvements are depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $0.7 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the years ended December 31, 2020 and 2019.

Note 6 – Acquisitions

Purchase Agreement re Jellico Community Hospital and CarePlus Center

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital and CarePlus Center. Jellico Community Hospital was a 54-bed acute care facility that offered comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building, as more fully discussed in Note 20. This closure is not expected to have a negative impact on the current position of the business or the longer-term business strategy.

The purchase price was $658,537. This purchase price was made available by Mr. Christopher Diamantis, a former member of the Company’s Board of Directors. The total cost of the acquisition was approximately $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs were fully expensed in 2019.

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

The fair value of the assets acquired, net of the liabilities assumed, was $0.9 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was $250,000 and has been treated as a gain on bargain purchase in accordance with ASC 805. The gain was due to the value of the intangible assets acquired. After evaluation, no adjustments were made to the preliminary allocation set forth below. The purchase price allocation was based, in part, on management’s knowledge of hospital operations.

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

Impairment of Jellico Intangible Asset –Certificate of Need

As a result of the closure of Jellico Community Hospital on March 1, 2021, as more fully discussed in Note 20, we determined that the hospital’s intangible asset, which was a certificate of need valued at $250,000, was impaired as of December 31, 2020.

Unaudited Pro-Forma

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

Year Ended
December 31,
2019
(unaudited)
Net revenue	$18,453,443
Net loss from continuing operations	(46,780,311)
Net loss	(48,231,180)
Deemed dividend from trigger of down round provision feature	(123,861,587)
Net loss to common stockholders	$(172,092,767)

Net loss per common share:
Basic and diluted continuing operations	$(305.04)
Basic and diluted loss to common stockholders	$(308.09)

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued payroll and related liabilities	$8,263,940	$7,603,077
Deferred HHS Provider Relief Funds	4,400,000	-
Accrued interest	4,728,942	4,905,749
Accrued legal	1,097,318	1,226,997
Other accrued expenses	645,369	509,469
Accrued expenses	$19,135,569	$14,245,292

Accrued payroll and related liabilities at December 31, 2020 and 2019 included approximately $2.5 million and $1.3 million, respectively, for penalties associated with approximately $4.4 million of accrued past due payroll taxes as of December 31, 2020.

As of December 31, 2020, we have deferred $4.4 million of HHS Provider Relief funds as more fully discussed in Note 1.

Accrued interest decreased by $0.2 million at December 31, 2020 as compared to December 31, 2019. On June 30, 2020, the Company exchanged loans and the related accrued interest owed to Mr. Diamantis, a former member of our Board of Directors, outstanding as of that date for shares of the Company’s newly-issued Series M Convertible Preferred Stock (the “Series M Preferred Stock”) as more fully discussed in Notes 8 and 14. On August 31, 2020, the Company exchanged certain debentures and associated accrued interest outstanding as of that date for shares of its newly-issued Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and the interest accrued on certain outstanding debentures was reduced as more fully discussed in Note 9. Accrued interest at December 31, 2020 and 2019 included accrued interest of $0.2 million and $1.9 million, respectively, on loans made to the Company by Mr. Diamantis.

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with unrelated parties. At December 31, 2020 and December 31, 2019, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2020	December 31, 2019

Loan payable to TCA Global Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	297,068	335,817

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,900,000

Notes payable under the Paycheck Protection Program (“PPP) issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	2,385,921	-

Installment Note payable to Ponte Investments, LLC dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	108,350	-

	5,983,232	3,977,710
Less current portion	(4,786,976)	(3,977,710)
Notes payable - third parties, net of current portion	$1,196,256	$-

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees under the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount was reflected in accrued expenses at December 31, 2020. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 9) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 16). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2020, the Company has paid $44,544 of principal amount of these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and the note holder entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. As of December 31, 2020, $450,000 has been paid in cash and $1.9 million, including $0.5 million of accrued “penalty” interest, remains past due. The Stipulation is more fully discussed in Note 16.

On January 29, 2020, the Company entered into the Installment Note in the principal amount of $1.2 million. The Company used the proceeds to satisfy in full the amounts due under accounts receivable sales agreements. These sales agreements are more fully discussed in Note 4. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 were due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Installment Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to late-payment fees of 10%. The Company made payments totaling $1.1 million during the year ended December 31, 2020. As of December 31, 2020, $0.1 million is past due, including $9,850 of late payment penalties.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.3 million. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The aggregate monthly payment of all of the PPP Notes is approximately $0.1 million. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part. The Company is in the process of applying for forgiveness of the PPP Notes.

Note Payable – Related Party

At December 31, 2020 and December 31, 2019, note payable - related party consisted of the following:

	December 31, 2020	December 31, 2019

Loan payable to Christopher Diamantis	$2,097,000	$15,159,455

Total note payable, related party		15,159,455

Less current portion of note payable, related party	(2,097,000)	(15,159,455)
Total note payable, related party, net of current portion	$—	$—

During the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes, and the Company repaid Mr. Diamantis $4.2 million. During the year ended December 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used for the settlement of a prepaid forward purchase contract, $0.7 million for the purchase of Jellico Community Hospital and CarePlus Center as more fully discussed in Note 6 and $6.7 million that was used primarily for working capital purposes. During the year ended December 31, 2019, we repaid Mr. Diamantis $2.3 million. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed in Note 14.

During the years ended December 31, 2020 and 2019, the Company accrued interest of $2.1 million and $1.6 million, respectively, on the loans from Mr. Diamantis. As of December 31, 2020 and 2019, accrued interest on the loans from Mr. Diamantis totaled $0.2 million and $1.9 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

Note 9 – Debentures

The carrying amount of all outstanding debentures as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019

Debentures	$12,690,539	$29,873,740
	12,690,539	29,873,740
Less current portion	(12,690,539)	(29,873,740)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures totaling $12.7 million, including late-payment penalties, at December 31, 2020 was past due by the debentures’ original terms and the Company recorded approximately $6.9 million of non-payment penalties during the year ended December 31, 2019, as a result of the payment defaults.

Two million dollars ($2.0 million) of principal balance of outstanding debentures issued in March 2017 (the “March 2017 Debentures”) were not paid as of March 21, 2019, the maturity date, $5.9 million of principal balance of outstanding debentures issued in September 2017 (the “September 2017 Debentures”) were not paid as of September 19, 2019, the maturity date, $11.2 million of principal balance of debentures issued during 2018 (“the 2018 Debentures”) were not paid as of September 19, 2019, the maturity date, and $3.9 million of principal balance of debentures issued during 2019 (“the 2019 Debentures”) were not paid as of December 31, 2019, the maturity date. The Company has incurred penalties in connection with these non-payments in the amount of $6.9 million as of December 31, 2020. In addition, the Company has accrued penalty interest at the rate of 18% per annum, or $7.4 million, as of December 31, 2020 as a result of the non-payments. On August 31, 2020, the Company and the debenture holders entered into the Exchange, Redemption and Forbearance Agreement (the “Exchange and Redemption Agreement”) as more fully discussed below.

March 2017 Debentures

The outstanding March 2017 Debentures totaling $2.6 million, including late-payment penalties, are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March 2017 Debentures to $0.0118 per share on December 31, 2020, due to prices at which the Company has subsequently issued shares of common stock. The March 2017 Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures. The conversion price of the March 2017 Debentures on December 31, 2020 stated above, reflects an amendment to remove a floor in the conversion price of the debentures as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March 2017 Debentures. The March 2017 Debentures are secured by all of the Company’s assets and they are guaranteed by several of the Company’s subsidiaries. Between March 22, 2017 and December 31, 2020, holders of the March Debentures converted an aggregate of $14.0 million of these debentures into 426 shares of common stock.

September 2017 Debentures

The September 2017 Debentures contain customary affirmative and negative covenants. The Company’s obligations under the September 2017 Debentures were secured by a security interest in all of the Company’s and its subsidiaries’ assets. On October 30, 2017, the Company entered into exchange agreements (“Exchange Agreements”) with the holders of the September 2017 Debentures to provide that the holders could, from time to time, exchange, at the Company’s option, their September 2017 Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”) (See Note 13). As of December 31, 2020, a total of $3.1 million of September 2017 Debentures were converted into 3916.67 shares of Series I-2 Preferred Stock. On August 31, 2020, the Company and the debenture holders entered into the Exchange and Redemption Agreement, which is more fully discussed below, wherein the remaining principal balance of September 2017 Debentures on that date of $7.7 million, including late-payment penalties, were exchanged for shares of Series N Preferred Stock.

The 2018 Debentures

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6.8 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5.5 million in the offerings net of the original issue discount of $1.3 million. On July 16, 2018, August 2, 2018, September 6, 2018 and November 8, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $4.3 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $3.5 million. The conversion terms of these debentures are the same as those in the March 2017 Debentures, as more fully described above, with the exception of the conversion price, which is $0.052 at December 31, 2020 and is subject to a floor of $.052 per share. On August 31, 2020, the Company and the debenture holders entered into the Exchange and Redemption Agreement, which is more fully discussed below, wherein $8.9 million of principal balance, including late-payment penalties, of the 2018 Debentures were exchanged for shares of a newly-authorized Series N Preferred Stock.

Debentures Issued in 2019

The Company issued debentures on February 24, 2019 in the aggregate principal amount of $300,000 and on March 27, 2019 in the aggregate principal amount of $300,000. Both of these debentures were guaranteed by Mr. Diamantis and were originally due on June 3, 2019. The maturity dates of these debentures were extended to December 31, 2019 and the terms were changed so that commencing on August 17, 2019 the debentures bore interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entailed a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law.

The Company issued debentures on May 12, 2019 in the aggregate principal amount of $500,000. These debentures were guaranteed by Mr. Diamantis and were due on June 3, 2019. In addition, the Company issued debentures on June 5, 2019 in the aggregate principal amount of $125,000 and on June 7, 2019 in the aggregate principal amount of $200,000. These debentures were also guaranteed by Mr. Diamantis and were due on July 20, 2019. The maturity dates of these debentures were extended to December 31, 2019 and the terms were changed so that commencing on August 17, 2019 the debentures bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entailed a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law.

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

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, the “June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Purchase Agreement, dated as of August 31, 2017. Commencing on August 17, 2019, the June 2019 Debentures bore interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest entailed a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

The debentures issued in 2019 were not paid on December 31, 2019, the maturity date. During the year ended December 31, 2019, the Company accrued $1.2 million of late-payment penalties as a result of the non-payments.

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

As a result of the Exchange and Redemption Agreement discussed below, the interest rate on all of the debentures issued in 2019 was reduced to a rate of 18% per annum, and accordingly as of December 31, 2020, the Company has recorded interest expense associated with these debentures of $0.9 million.

Exchange, Redemption and Forbearance Agreement

On August 31, 2020, the Company and the debenture holders entered into the Exchange and Redemption Agreement wherein they agreed to:

1)	Exchange outstanding Series I-1 Preferred Stock and Series I-2 Preferred Stock (collectively, the “Series I-1 and I-2 Preferred Stock”) for shares of Series N Preferred Stock at the stated value of the Series I-1 and Series I-2 Preferred Stock, which was $6,257,616. The Series I-1 and Series I-2 Preferred Stock are more fully discussed in Note 13 and the Series N Preferred Stock is more fully discussed in Notes 13 and 14;

2)	Exchange on August 31, 2020 outstanding debentures totaling $19.3 million, which included principal and penalties of $16.5 million and accrued interest of $2.8 million for Series N Preferred Stock with a stated value (and determined to be fair value) of $24.2 million;

3)	Provide for the repayment of outstanding debentures and accrued interest of approximately $9.8 million at August 31, 2020, for a payment of $10.0 million in cash anytime on or before November 29, 2020;

4)	Provide, if the payment in Number 3 above is made timely, to allow for the exchange of the outstanding non-convertible debentures issued in 2019, with a carrying value on Rennova’s book of $4.8 million at August 31, 2020, including penalties at 30% of the original principal balance and penalty interest calculated at 18% per annum, for Series N Preferred Stock with a stated value of $4.9 million. Under this provision, the penalty interest is accrued at the rate of 18% per annum and not the original interest terms, which were 5% per month and 24% per annum on late payment of penalty interest, as a concession and to offset the premium paid for the exchange of the debentures noted in Number 2 above. This interest rate concession, which totaled $2.3 million at August 31, 2020, is permanent and will not be reversed in any event, including non-payment of the $10.0 million by November 29, 2020;

5)	Provide that if the $10.0 million cash payment is made timely, no interest will accrue or be due under the outstanding debentures for the periods subsequent to August 31, 2020, however, interest will again accrue on these outstanding debentures at a rate of 18% per annum subsequent to August 31, 2020 if the $10.0 million cash payment is not made timely;

6)	Provide that during the 90-day redemption period (or until the occurrence of certain specified events, if earlier), the investors will forbear from exercising any remedies against the Company or Mr. Diamantis as a result of any existing defaults under the outstanding securities; and

7)	Provide that the embedded conversion options of the outstanding debentures noted in Number 3 above have been suspended as of August 31, 2020 and that the conversion terms will only be reinstated to their original terms after November 29, 2020 if the $10.0 million cash payment is not made.

During the year ended December 31, 2020, as a result of the Exchange and Redemption Agreement, the Company recorded (i) a $2.0 million gain on the extinguishment of debt, a $0.3 million fair value adjustment to the debenture principal, partially offset by the reduction in interest expense of $2.3 million; and (ii) deemed dividends of $3.7 million as a result of the exchange of the debentures and Series I-1 and I-2 Preferred Stock into shares of the Series N Preferred Stock. The redemption right was not exercised and all such additional amounts have become due and payable.

The debentures issued during the year ended December 31, 2019 were issued at a discount of $0.1 million and accordingly, the Company realized a total of $3.8 million in proceeds from the issuances of debentures during 2019. The debentures issued in 2017 and 2018 were also issued with discounts. These discounts represented original issue discounts, the relative fair value of the warrants issued with the debentures, the value of the modifications of certain of these warrants, and the relative fair value of the beneficial conversion features of the debentures. During the year ended December 31, 2019, the Company recorded approximately $16.2 million of such amortization of debt discount expense in connection with the debentures and warrants. These amounts included debt discount amortization that resulted from the modification of warrants as more fully discussed in Notes 12 and 14. All of the discounts associated with the debentures were fully amortized as of December 31, 2019. In addition to the amortization of discounts, during the years ended December 31, 2020 and 2019, the Company incurred interest expense on debentures of $6.0 million and $2.1 million, respectively.

The March 2017 Debentures and the September 2017 Debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 14.

See Notes 3, 14 and 20 for a discussion of the dilutive effect of the outstanding convertible debentures, warrants and convertible preferred stock as of December 31, 2020 and March 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded $256.4 million and $123.9 million of deemed dividends as a result of the down round provision of debentures and warrants. See Notes 2 and 12.

Note 10 – Related Party Transactions

In addition to the transactions discussed in Notes 6 and 8, the Company had the following related party activity during the years ended December 31, 2020 and 2019:

Alcimede billed $0.5 million and $0.4 million for services for the years ended December 31, 2020 and 2019, respectively, pursuant to a consulting agreement originally entered into in 2012. It is subject to annual renewals. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 14).

The Company’s staff accountant, Ms. Kristi Dymond, received approximately $82,500 as a loan after she purchased certain land and buildings at auction in Jellico, Tennessee, that were attached to or related to the Company’s business there. The Company had no part in Ms. Dymond’s decision to acquire the property but decided that it would provide her a loan in support of her intentions to assist the Company. The loan is secured by the property and as long as the loan remains outstanding the Company is permitted the use of the assets and the assets remain security for the loan.

The terms of the foregoing activity, including those discussed in Notes 6 and 8 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

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

Generally, we use our most recent agreed upon borrowing interest rate at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at December 31, 2020 and December 31, 2019:

	Balance Sheet Classification	December 31, 2020	December 31, 2019

Assets:
Operating leases	Right-of-use operating lease assets	$1,000,272	$88,905
Finance leases	Property and equipment, net	249,985	1,119,418

Total lease assets		$1,250,257	$1,208,323

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$172,952	$30,311
Finance leases	Current liabilities	249,985	1,119,418
Noncurrent:
Operating leases	Right-of-use operating lease obligations	827,320	58,594

Total lease liabilities		$1,250,257	$1,208,323

Weighted-average remaining term:
Operating leases		4.17 years	2.96 years
Finance leases		0 years	0.08 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	5.1%

The following table presents certain information related to lease expense for finance and operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$26,349	$(11,828)
Interest on lease liabilities	9,455	5,804
Operating leases:
Short-term lease expense (2)	169,465	248,146
Total lease expense	$205,269	$242,122

(1)	Adjusts depreciation recorded in the prior year.
(2)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for operating leases	$137,847	$53,939
Operating cash flows for finance leases	$9,455	$-
Financing cash flows for finance lease payments	$200,709	$143,931

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
January 1, 2021 to December 31, 2021	$293,829	$253,776
January 1, 2022 to December 31, 2022	339,538	-
January 1, 2023 to December 31, 2023	275,176	-
January 1, 2024 to December 31, 2024	219,463	-
January 1, 2025 to December 31, 2025	191,809	-
Thereafter
Total	1,319,815	253,776

Less interest	(319,543)	(3,791)
Present value of minimum lease payments	$1,000,272	$249,985

Less current portion of lease obligations	(172,952)	(249,985)
Lease obligations, net of current portion	$827,320	$-

As of December 31, 2020, the Company was in default under its finance lease obligations, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due. In July 2020, the Company entered into a settlement with the holder of one of the finance leases and paid $0.1 million as full and final settlement of the obligation as more fully discussed in Note 16.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2020 and 2019, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020:
Embedded conversion option	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of December 31, 2019:
Embedded conversion option	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The following table reconciles the changes in the liability categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2019 and 2020:

Balance at December 31, 2018	$350,260
Change in fair value of derivative instrument	105.076
Balance at December 31, 2019	$455,336
Change in fair value of derivative instrument	-
Balance at December 31, 2020	$455,336

The Company utilized the following methods to value its derivative liability as of December 31, 2019 for the embedded conversion option valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability.

During the year ended December 31, 2019, the Company extended the exercise period of the outstanding Series B Warrants (Series B Warrants are more fully discussed in Notes 12 and 14) twice, once to September 2019 and the second time to March 31, 2022 and recorded interest expense of $9.5 million, which represented the aggregate fair value of the modifications. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification terms and related assumptions of risk free rates ranging from 2.44% to 2.46%, volatility ranging from 182.9% to 204.4% and weighted average remaining lives of .24 years to .36 years, and the post-modification terms and related assumptions of risk free rates ranging from 2.23% to 2.49%, volatility ranging from 198.3% to 259.4% and weighted average remaining lives of .48 years to 2.89 years, the changes in the fair value of the warrant instruments as a result of the modifications were estimated to be $9.5 million.

During the years ended December 31, 2020 and 2019, the conversions of preferred stock triggered a further reduction in the conversion/ exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants as a result of the decreases in the conversion/exercise prices was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models in the year ended December 31, 2020: risk free rates ranging from 0.09% to 0.13%, volatility ranging from 170.3% to 295.2% and lives ranging from 0.10 to 1.65 years. The following assumptions were utilized in the Black Scholes valuation models in the year ended December 31, 2019: risk free rates ranging from 2.4% to 2.6%, volatility ranging from 189.5% to 273.1% and lives ranging from 0.3 to 3.2 years. The incremental value of the debentures and warrants as a result of the down round provisions of $256.4 million and $123.9 million were recorded as deemed dividends for the years ended December 31, 2020 and 2019, respectively. Deemed dividends are also discussed in Notes 2 and 3.

Note 13 – Mandatorily Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 14. The following is a summary of the issuances of the Company’s Mandatorily Redeemable Preferred Stock.

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

On October 30, 2017, the Company entered into Exchange Agreements with the holders of the September 2017 Debentures and the September 2018 Debentures (collectively, the “September Debentures”) to provide that the holders could, from time to time, exchange their September Debentures for shares of a Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 9). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures or none at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of the debenture surrendered to the Company at any closing date, the Company would issue to the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange was at the option of the Company. Each share of Series I-2 Preferred Stock was convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price was subject to “full ratchet” and other customary anti-dilution protections.

The Company’s Board of Directors designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock and the Company issued 3,907.67 shares of its Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock had a stated value of $1,000.

During the year ended December 31, 2020, the holder converted 236.30 shares of Series I-2 Preferred Stock into 313,000 shares of the Company’s common stock and during the year ended December 31, 2019, the holder converted 1,078.63 shares of Series I-2 Preferred Stock into 940,075 shares of the Company’s common stock.

On August 31, 2020, the remaining outstanding shares of Series I-1 and Series I-2 Preferred Stock, which totaled 6,257.62 shares, were exchanged for the Company’s Series N Preferred Stock as more fully discussed below and in Note 9.

On August 31, 2020, the Company entered into the Exchange and Redemption Agreement with certain institutional investors in the Company wherein the investors agreed to reduce their holdings of the Company’s debentures, which are more fully discussed in Note 9, by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the outstanding shares of the Company’s Series I-1 and Series I-2 Preferred Stock, which was 6,257.62 shares, for 30,435.52 shares of the Company’s Series N Preferred Stock. The Exchange and Redemption Agreement is more fully discussed in Note 9. The Series N Preferred Stock is more fully discussed in Note 14.

Note 14 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of December 31, 2020, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock, 250,000 shares of its Series L Convertible Preferred Stock, 22,000 shares of its Series M Preferred Stock and 29,434 shares of its Series N Preferred Stock. In December 2019, the Series G Preferred Stock, which had a stated value of $1,000 per share and was convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion, was redeemed for $100.

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

In September 2017, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097 in connection with the acquisition of Genomas Inc. Genomas Inc. is included in the Company’s discontinued operations in the AMSG & HTS Group, which are discussed in Note 17. As a result of the Reverse Stock Split, the maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is one. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

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

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Preferred Stock. On May 5, 2020, the Company entered into an exchange agreement with Alcimede. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. Upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock was not convertible into common stock prior to December 1, 2020 and is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date.

Series M Convertible Preferred Stock Exchanged for Loans from Mr. Diamantis

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Preferred Stock with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the year ended December 31, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million. See Note 8 for a discussion of the Company’s indebtedness to Mr. Diamantis.

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

Series N Convertible Preferred Stock Exchanged for Series I-1 and Series I-2 Preferred Stock and Debentures

On August 31, 2020, the Company filed a certificate of designation to authorize 50,000 shares of its newly-authorized Series N Preferred Stock with a stated value of $1,000 per share. On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the Exchange and Redemption Agreement, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Preferred Stock and Series I-2 Preferred Stock for 30,435.52 shares of the Company’s Series N Preferred Stock. The Exchange and Redemption Agreement is more fully discussed in Notes 9 and 13.

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

During the year ended December 31, 2020, the holder converted 1,001 shares of its Series N Preferred Stock, with a stated value of $1,001,000 into 38,371,250 shares of the Company’s common stock.

The following table summarizes the activity in the Company’s various classes of Preferred Stock included in Stockholders’ Deficit for the years ended December 31, 2020 and 2019:

	Series H		Series F		Series K		Series L		Series M		Series N		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$-	1,750,000	$17,500	250,000	$2,500	-	$-	-	$-	-	$-	2,000,010	$20,000
Exchange of Series K Preferred Stock for Series L Preferred Stock	-	-	-	-	(250,000)	(2,500)							(250,000)	(2,500)
Issuance of Series L Preferred Stock							250,000	2,500					250,000	2,500
Issuance of Series M Preferred Stock									22,000	220			22,000	220
Issuance of Series N Preferred stock											30,435	304	30,435	304
Conversion of Series N Preferred Stock into common stock	-	-	-	-			-	-			(1,001)	(10)	(1,001)	(10)
Balance at December 31, 2020	10	$-	1,750,000	17,500	-	$-	250,000	$2,500	22,000	$220	29,434	$294	2,051,444	$20,514

	Series G		Series H		Series F		Series J		Series K		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	215	$2	10	$-	1,750,000	$17,500	250,000	$2,500	-	$-	2,000,225	$20,002
Redemption of Series G Preferred Stock	(215)	(2)	-	-	-	-	-	-	-	-	(215)	(2)
Exchange of Series J Preferred Stock for Series K Preferred Stock	-	-	-	-	-	-	(250,000)	(2,500)	-	-	(250,000)	(2,500)
Issuance of Series K Preferred Stock	-	-	-	-	-	-	-	-	250,000	2,500	250,000	2,500
Balance December 31, 2019	0	$0	10	$-	1,750,000	$17,500	0	$0	250,000	$2,500	2,000,010	$20,000

Common Stock

The Company had 39,648,679 and 964,894 shares of common stock issued and outstanding at December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company issued 313,000 shares of its common stock upon the conversion of 236.30 shares of its Series I-2 Preferred Stock and 38,371,250 shares of its common stock upon the conversion of 1,001 shares of its Series N Preferred Stock. During the year ended December 31, 2019, the Company issued 940,075 shares of common stock upon the conversion of 1,078.63 shares of its Series I-2 Preferred Stock and 11,962 shares of common stock upon the cashless exercise of warrants.

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

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	Number of options	Weighted- average exercise price	Weighted- average contractual term
Outstanding at December 31, 2018	34	$2,292,509	7.33
Granted	-
Expired	-
Forfeit	(4)
Outstanding at December 31, 2019	30	$2,595,929	6.33
Granted	-
Expired	-
Adjustment for no fractional options in reverse stock split	(4)	N/M
Outstanding at December 31, 2020	26	$2,992,125	5.37

Exercisable at December 31, 2020	26	$2,992,125

As a result of the forfeiture of four unvested stock options during 2019, the Company reversed compensation expense previously recorded in prior years resulting in a net reduction of compensation expense of $51,899 for the year ended December 31, 2019. As of December 31, 2020, the weighted average remaining contractual life was 5.37 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2020 and 2019 was $0. As of December 31, 2020, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019. The Company estimated forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the model.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2020:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$10,000,000	5	5.25	$10,000,000	$-	5	$10,000,000	$-
$5,000,000	5	5.25	$5,000,000	-	5	$5,000,000	-
$269,580	8	5.33	$269,580	-	8	$269,580	-
$80,906	8	5.54	$80,906	-	8	$80,906	-
	26	5.37	$2,992,125	$–	26	$2,992,125	$-

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the years ended December 31, 2020 and 2019, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of the warrants decreased and they became exercisable into an additional 4.5 billion and 58.2 million shares of common stock, respectively. These warrants were issued in connection with the issuances of the March 2017 Debentures and the September 2017 Debentures. These debentures are more fully discussed in Note 9.

Warrants Issued with March 2017 Debentures

In connection with the March 2017 Debentures, the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At December 31, 2020, these warrants were exercisable into an aggregate of approximately 4.1 billion shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At December 31, 2020, the Series A Warrants were exercisable for 1.5 billion shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At December 31, 2020, the Series B Warrants were exercisable for 974.0 million shares of the Company’s common stock and were initially exercisable for a period of 18 months. During 2018, the Company extended the exercise period twice, once to March 21, 2019 and the second time to June 21, 2019 and during 2019 the Company again extended the exercise period twice, once to September 21, 2019 and a second time to March, 31, 2022. As a result of these extensions, the Company recorded additional interest expense as more fully discussed in Note 12. At December 31, 2020, the Series C Warrants were exercisable for 1.6 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2020, the Series A, Series B and Series C Warrants each have an exercise price of $0.0118 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections. For the years ended December 31, 2020 and 2019, reductions in the exercise prices of the March Warrants have given rise to deemed dividends as more fully discussed in Notes 2, 3 and 12.

In connection with the September 2017 Debentures, the Company issued warrants to purchase shares of the Company’s common stock. At December 31, 2020, these warrants were exercisable into approximately six shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C warrants (collectively the “September Warrants”). At December 31, 2020, the Series A Warrants were exercisable for an aggregate of two shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At December 31, 2020, the Series B Warrants were exercisable for an aggregate of two shares of the Company’s common stock and were initially exercisable for a period of 18 months. During 2018, the exercise period of the Series B Warrants was extended to June 19, 2019. On March 27, 2019, the expiration date of these Series B Warrants was extended 90 days to September 21, 2019 and again on May 10, 2019 the expiration date was extended to March, 31, 2022. These extensions resulted in de minimus amounts of interest expense. At December 31, 2020, the Series C Warrants were exercisable for an aggregate of two shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2020, the September Warrants exercise price was $9,016,133 per share, which is the per share floor exercise price as a result of reverse stock splits of the Company’s common stock that have been effected since these warrants were issued.

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

The following summarizes the information related to warrant activity during the years ended December 31, 2019 and 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2018	5,307,051	$17.26
Increase in warrants during the period as a result of down round Provisions	58,220,985
March Warrants exercised during the period	(75,500)	$(3.36)
Balance at December 31, 2019	63,452,536	$1.44
Increase in warrants during the period as a result of down round provisions	4,507,712,672
Warrant exercised during the period	(1)	$(3,150)
Balance at December 31, 2020	4,571,165,207	$0.02

See above and Notes 3, 12 and 20 for a discussion of the dilutive effect of the outstanding warrants.

Note 15 – Income Taxes

The benefit (provision) from income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current
Federal	$1,373,348	$-
State	(65,168)	-
	1,308,180	-

Deferred
Federal	-	-
State	-	-
	-	-

Benefit from income taxes	$1,308,180	$-

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	2020	2019
	%	%
Federal statutory rate	21.0	21.0
Permanent and other items	(1.99)	(10.67)
Federal income taxes audit and other adjustments	2.48	(0.03)
Change in valuation allowance	(14.59)	(10.3)
	6.90	0.00

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2020 and 2019.

Deferred tax assets and liabilities are comprised of the following at December 31, 2020 and 2019:

	2020	2019
Deferred income tax assets:
Amortization	$586,174	$868,974
Net operating loss carryforward	20,671,683	16,053,316
Allowance for doubtful accounts	403,991	1,559,750
Charitable contributions	624	623
Stock options	971,860	970,496
Accrued liabilities	312,419	467,086
HHS Provider Relief Funds	1,175,790
R&D credit carryforward	220,431
Business interest expense	0	2,323,330
Deferred state tax asset	5,117,347	1,428,268
	29,460,319	23,671,843

Deferred income tax liabilities:
Depreciation	(1,498,698)	(1,578,355)
	(1,498,698)	(1,578,355)
Deferred tax asset, net	27,961,621	22,093,488

Less: valuation allowance	(27,961,621)	(22,093,488)

Net deferred tax assets	$-	$-

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $28.0 million and $22.1 million against its deferred tax assets as of December 31, 2020 and 2019, respectively. The Company has federal net operating loss carryforwards totaling approximately $98.4 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2031.

During the year ended December 31, 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. See also Notes 4 and 16.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case against the Company was dismissed on June 22, 2020. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Christopher Diamantis for his assumption of the costs to carry the cost to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results and additional carryback adjustments, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements. During 2020, the Company received $0.6 million of income tax refunds. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. Income taxes are more fully discussed in Note 15.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2020.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payment under an equipment leasing contract that the Company had with Tetra and received a judgment against the Company. In May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale were applied to the outstanding balance. In July 2020, the Company entered into a settlement with Tetra and paid $100,000 as full and final settlement of all liability to Tetra. As a result of the settlement, the Company recorded a gain from settlement of approximately $0.9 million in the year ended December 31, 2020.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at December 31, 2020.

On December 7, 2016, the holders of the Tegal Notes (see Note 8) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2020, the Company has repaid $44,544 of the principal amount of these notes.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended December 31, 2020 (see Note 8). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 8 and the Company intends to negotiate a settlement with the Receiver.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2020.

In August 2019, EPIC Reference Labs, Inc. and Medytox Diagnostics, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $124,000. The Company has disputed the amount owed, and in October 2020 entered into a settlement agreement to pay $35,000 as full and final settlement of this matter.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida. The Company reached a settlement in May 2020 to resolve the judgment for the amount of $300,000, which was fully paid in 2020.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (See Note 8). As of December 31, 2020, the Company has not made the majority of the required payments and, as a result, approximately $1.9 million, which includes penalty interest at a rate of 20% per annum, is due and owing.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. The Company disputes that it has any liability or responsibility under the agreements and has filed an initial response in the matter.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has accrued the amounts that it expects to owe in its financial statements. The Company is planning the reopen the hospital upon securing adequate capital to do so. The reopening plans and timing thereof have also been disrupted by the current pandemic.

Two former employees of Jamestown Regional Medical Center have filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties have agreed and are in support of a confidential settlement agreement which is in the final stage of agreement and will be concluded in the second quarter of 2021. The Company has recorded the estimated settlement amount in the statements of operations in “Net gain from legal settlements,” and in the balance sheets in accrued expenses.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded $130,000 of this judgment as a liability at December 31, 2020, as management believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2020.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of December 31, 2020.

Note 17 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, HTS, as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. On June 10, 2020, the Company signed an agreement for the separation of these entities into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. Rennova terminated its agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. Rennova is currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted Rennova owned confidential information for its own benefit. Rennova intends to pursue any remedy available to it under the law to recover money owed from TPT and to protect its technology and assets.

The Company continues to pursue options available to it to separate these entities and believes this can be accomplished in the second quarter of 2021. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS (referred to below as the AMSG & HTS Group) as a disposal group classified as held for sale and included as part of discontinued operations.

During the three months ended September 30, 2020, the Company announced that it had reached a tentative agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc. to TPT and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC Reference Labs, Inc.’s operations and the other non-operating subsidiaries have been classified as held for sale and included in discontinued operations for all periods presented. The proposed sale of EPIC Reference Labs, Inc. was terminated by Rennova on March 10, 2021, along with a lab management agreement and other permissions that had been granted by Rennova to TPT. Rennova is owed certain payments under the agreements and intends to take the necessary actions to secure payments owed by TPT.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets as of December 31, 2020 and 2019 consisted of the following:

AMSG & HTS Group Assets and Liabilities:

	December 31, 2020	December 31, 2019

Cash	$31,294	$16,667
Accounts receivable, net	151,363	482,472
Prepaid expenses and other current assets	1,717	5,150
Current assets classified as held for sale	$184,374	$504,289

Property and equipment, net	$685	$3,354
Deposits	-	6,029
Right of use assets	-	-
Non-current assets classified as held for sale	$685	$9,383

Accounts payable	$726,220	$805,652
Accrued expenses	1,308,283	1,350,106
Current portion of right-of-use operating lease obligations	-	-
Current portion of notes payable	168,751	256,274
Current liabilities classified as held for sale	$2,203,254	$2,412,032

Note payable	$69,267	$-
Right-of-use operating lease liability	-	-
Non-current liabilities classified as held for sale	$69,267	$-

EPIC Reference Labs, Inc. and Other Subsidiaries Assets and Liabilities

	December 31, 2020	December 31, 2019

Cash	$136	$1,100
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$136	$1,100

Property and equipment, net	$-	$-
Deposits	100,014	100,014
Right-of-use assets	100,116	185,842
Non-current assets classified as held for sale	$200,130	$285,856

Accounts payable	$1,185,158	$1,235,976
Accrued expenses	334,667	364,683
Current portion of right-of-use operating lease obligations	91,166	85,726
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,610,991	$1,686,385

Note payable	$-	$-
Right-of-use operating lease liability	8,950	100,116
Non-current liabilities classified as held for sale	$8,950	$100,116

Consolidated Discontinued Operations Assets and Liabilities:

	December 31, 2020	December 31, 2019

Cash	$31,430	$17,767
Accounts receivable, net	151,363	482,472
Prepaid expenses and other current assets	1,717	5,150
Current assets classified as held for sale	$184,510	$505,389

Property and equipment, net	$685	$3,354
Deposits	100,014	106,043
Right-of-use assets	100,116	185,842
Non-current assets classified as held for sale	$200,815	$295,239

Accounts payable	$1,911,378	$2,041,628
Accrued expenses	1,642,950	1,714,789
Current portion of right-of-use operating lease obligations	91,166	85,726
Current portion of notes payable	168,751	256,274
Current liabilities classified as held for sale	$3,814,245	$4,098,417

Note payable	$69,267	$-
Right-of-use operating lease liability	8,950	100,116
Non-current liabilities classified as held for sale	$78,217	$100,116

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2020 and 2019 consisted of the following:

AMSG & HTS Group Loss from Discontinued Operations:

	Year Ended
	December 31, 2020	December 31, 2019

Revenue from services**	$528,624	$1,109,135
Cost of services	5,536	150,205
Gross profit	523,088	958,930
Operating expenses	1,045,410	1,615,477
Other expense	84,129	62,771
Provision for income taxes	-	-
Loss from discontinued operations	$(606,451)	$(719,318)

**Revenue from services, includes related party revenue of $0.2 million and $0.4 million, respectively.

EPIC Reference Labs, Inc. and Other Subsidiaries Loss from Discontinued Operations

	Year Ended
	December 31, 2020	December 31, 2019

Revenue from services (1)	$442	$(14,087)
Cost of services	-	85,982
Gross profit	442	(100,069)
Operating expenses	138,816	589,638
Other expense (income)	(48,758)	41,844
Provision for income taxes	-	-
Loss from discontinued operations	$(89,616)	$(731,551)

(1)	The Company recorded bad debts in excess of gross revenues in the year ended December 31, 2019.

Consolidated Loss from Discontinued Operations:

	Year Ended
	December 31, 2020	December 31, 2019

Revenue from services	$529,066	$1,095,048
Cost of services	5,536	236,187
Gross profit	523,530	858,861
Operating expenses	1,184,226	2,205,115
Other expense, net	35,371	104,615
Provision for income taxes	-	-
Loss from discontinued operations	$(696,067)	$(1,450,869)

Note 18 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2020	2019
Cash paid for interest	$64,454	$-
Cash paid for income taxes	$-	$45,000

Acquisition of Jellico Community Hospital and CarePlus Center:
Inventory	$-	$317,427
Property and equipment	-	500,000
Intangible assets	-	250,000
Accrued expenses	-	158,890

Non-cash investing and financing activities:
Series I-2 Preferred Stock converted into common stock	$277,994	$1,268,972
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000,000	-
Loans and accrued interest exchanged for Series M Preferred Stock	18,849,632	-
Issuance of Series N Preferred Stock in exchange for debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock	30,435,519	-
Debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock exchanged for Series N Preferred Stock	19,342,322	-
Series N Preferred Stock converted into common stock	1,001,000	-
Deemed dividends from exchanges of debt for preferred stock	6,871,086	-
Deemed dividends from down-round provisions of warrants and debentures	256,383,632	123,861,587
Common stock issued in cashless exercise of warrants	-	11,962
Exchange of Series K Preferred Stock for Series L Preferred Stock	2,500	-
Issuance of Series L Preferred Stock	2,500	-
Original issue discounts on debt	122,885	400,000

Note 19 – Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This ASU became effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our results of operations, financial position and cash flows.

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

Note 20 – Subsequent Events

Conversions of Series N Convertible Redeemable Preferred Stock

Subsequent to December 31, 2020 and through March 31, 2021, the Company issued 435,082,000 shares of its common stock upon conversions of 4,177.52 shares of its Series N Preferred Stock with a stated value of $4.2 million.

Potential Common Stock as of March 31, 2021

The following table presents the dilutive effect of our various potential common shares as of March 31, 2021:

March 31, 2021
Common shares outstanding	474,730,679
Dilutive potential shares:
Stock options	26
Warrants	13,830,704,953
Convertible debt	770,000,000
Convertible preferred stock	10,870,999,619
Total dilutive potential common shares, including outstanding common stock	25,946,535,276

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Jellico Community Hospital Closure

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. It is expected that Jellico’s property and equipment will be transferred to the Company’s other medical facilities. The value of its intangible asset, which was a certificate of need valued at $250,000, was recorded as an asset impairment in the year ended December 31, 2020. There may be other costs and expenses associated with the closure of Jellico and, if so determined, any such amounts will be recorded as charges/expenses in the three months ended March 31, 2021.

AMSG & HTS Group

On March 5 2021, Rennova terminated discussions with TPT to merge its AMSG & HTS Group into InnovaQor. The parties had worked for a number of months to close on an agreement that was previously announced but unfortunately could not reach final terms on a number of closing items. TPT has on March 23 2021 changed the name of InnovaQor, Inc. to TPT Strategic, Inc. Rennova continues to consider other options for the separation of this group and expects to complete a transaction in the second quarter of 2021 to have it separated and trade under the InnovaQor name.

EPIC Reference Labs, Inc.

On March 10, 2021, Rennova terminated an agreement that it had entered into with TPT on August 6, 2020 for the purchase and sale of EPIC Reference Labs, Inc. The Company also terminated an Interim Management Agreement with TPT entered into on Aug 6, 2020 granting TPT an exclusive right and responsibility to undertake certain management and financial responsibility of EPIC Reference Labs, Inc., on our behalf and terminated all rights and approvals granted under letters dated November 2, 2020 and November 24, 2020 in reference to the Quicklab Application in partnership with EPIC Reference Labs, Inc.. Rennova intends to pursue whatever legal action necessary against TPT and TPT Medtech, LLC to recover money and damages owed from the breach of these agreements by TPT and to stop TPT from all activities that utilize or have been derived from their access to and use of Rennova owned confidential information.

Funding activities

On February 25, 2021, the Company entered into agreement with certain institutional investors for warrant prepayment promissory notes (the “February 25 Notes”) to the value of $550,000. The Company received proceeds of $500,000 from the Payees who may at their option apply all or any portion of the principle amount outstanding to the exercise of any common stock purchase warrants of the Company held by Payee. The February 25 Notes are unsecured and the maturity date of the February 25 Notes is twelve months from issuance. The February 25 Notes do not bear interest but an interest rate of 18% will be applied to the outstanding principle commencing 5 days after any event of default that results in the acceleration of the February 25 Notes.

On April 9 2021, the Company entered into agreement with certain institutional investors for warrant prepayment promissory notes (the “April 9 Notes”) to the value of $165,000. The Company received proceeds of $150,000 from the Payees who may at their option apply all or any portion of the principle amount outstanding to the exercise of any common stock purchase warrants of the Company held by Payee. The April 9 Notes are unsecured and the maturity date of the April 9 Notes is twelve months from issuance. The April 9 Notes do not bear interest but an interest rate of 18% will be applied to the outstanding principle commencing 5 days after any event of default that results in the acceleration of the April 9 Notes.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2020.

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

The Company expects improvements to be made on the integration of information issues during 2021 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	51	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gary L. Blum	80	Director
Trevor Langley	58	Director

All directors of the Company serve one-year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack, effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since the resignation of Jonathan Immordino, effective May 10, 2019. Mr. Lagan has been, either individually or through Alcimede LLC (“Alcimede”), a consultant to Medytox since May 2011. Mr. Lagan has been a manager of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of most of the subsidiaries of the Company. From September 2008 through May 2011, Mr. Lagan was a private investor. Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

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

The audit committee of the Company consists of Trevor Langley and Gary L. Blum. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the rules and regulations of the SEC. In addition, the Board of Directors of the Company has determined that Trevor Langley qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC. John Beach and Dr. Kamran Ajami also served as members of the audit committee through their resignations as a director on May 30, 2019 and December 11, 2019, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2020, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except for the untimely filing of Form 4 reports by Mr. Roca and Dr. Mendolia.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2020. The Company did not have any other executive officers during the fiscal year ended December 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Seamus Lagan	2020	(1)	$—	$—	$—	$—	$—	$487,000	$487,000
President, CEO, Interim CFO and Director	2019	(1)	$—	$—	$—	$—	$—	$399,000	$399,000

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial officer of the Company since the resignation of Jonathan Immordino, effective May 10, 2019.

(2)	All other compensation for the year ended December 31, 2020 includes, for Mr. Lagan, consulting fees and reimbursement of expenses of $375,000, a payment of $100,000 for renewal of and amendment to the existing contract for a further three year period and an automobile expense allowance of $12,000. All other compensation for the year ended December 31, 2019 includes, for Mr. Lagan, consulting fees and reimbursement of expenses per contract, of $387,000 and an automobile allowance of $12,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2020:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	1	-	-	$10,000,000	3/23/2023	-	-	-	-
	1	-	-	$5,000,000	3/23/2026	-	-	-	-
	1	-	-	$250,000	5/2/2026	-	-	-	-
	1	-	-	$75,000	7/17/2026	-	-	-	-

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

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede received a cash bonus of $200,000. On April 1, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer to $20,833, which was increased back up to $31,250 in April 2018. In September 2020, it was agreed to pay $100,000 to renew the Alcimede consulting agreement for a three year period. It was further agreed that this consulting agreement could be assigned by to another entity and that termination of the agreement would trigger a $500,000 payment.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2020:

Director	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(2)	Total
Gary L. Blum	$40,008	$-	$-	$-	$-	$40,008
Christopher E. Diamantis (1)	$6,668	$-	$-	$-	$-	$6,668
Trevor Langley	$40,008	$-	$-	$-	$112,500	$152,508

(1)	Mr. Diamantis resigned from the Board of Directors on February 26, 2020.

(2)	For Mr. Langley, includes $112,500 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of March 31, 2021 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. The address of each of our executive officers and directors is c/o Rennova Health, Inc., 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401. None of the following owns any Series F Convertible Preferred Stock. Alcimede owns all of the outstanding Series L Convertible Preferred Stock (“Series L Preferred Stock”). Mr. Diamantis owns all of the Series M Convertible Preferred Stock (Series M Preferred Stock”) and has granted to Mr. Lagan an irrevocable proxy to vote the Series M Preferred Stock.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership (1)
Seamus Lagan	9	(2)	*

Gary L. Blum	–		–

Trevor Langley	–		–

All Directors and Executive Officers as a Group (3 persons)	9	(3)	*

Sabby Healthcare Master Fund, Ltd. (4)	52,689,251		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (4)	52,689,251		9.99%

Francisco Roca, III	85,084,364	(5)	15.20%

Dr. Thomas F. Mendolia	121,937,967	(6)	20.44%

Christopher E. Diamantis	130,769,693	(7)	21.60%

*	Less than one percent.

(1)	Based on 474,730,679 shares of Common Stock issued and outstanding as of March 31, 2021, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes five shares of Common Stock and four stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Lagan. Alcimede also owned 250,000 shares of Series L Preferred Stock, which were convertible into 44,483,985 shares of Common Stock on March 31, 2021. In addition, on August 13, 2020, Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock owned by Mr. Diamantis. As a result, as of March 31, 2021, Mr. Lagan and Alcimede owned, or had the right to vote, securities holding 55.19% of the total voting power of the Company’s voting securities. Because the conversion price of the Series L Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible, and the votes to which the Series L Preferred Stock is entitled, will fluctuate.

(3)	Includes Messrs. Lagan, Blum and Langley. Includes five shares of Common Stock and four stock options to purchase a like number of shares of Common Stock owned by Messrs. Lagan, Blum and Langley, as described in the above footnotes.

(4)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on January 22, 2020. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the Debentures and Series N Preferred Stock and the exercise of the Warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

(5)	Includes 85,084,364 warrants to purchase a like number of shares of Common Stock owned of record by Mr. Roca.

(6)	Includes eight shares of Common Stock and 121,937,959 warrants to purchase a like number of shares of Common Stock, owned of record by Dr. Mendolia.

(7)	Includes 130,769,693 warrants to purchase a like number of shares of Common Stock, owned of record by Mr. Diamantis. Does not include any shares of Common Stock issuable upon conversion of the shares of Series M Preferred Stock owned of record by Mr. Diamantis due to the ownership blocker of 4.99% provided for in the terms of the Series M Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede, of which Mr. Lagan is the sole manager, billed the Company $0.4 million and $0.4 million for consulting fees and reimbursement of expenses pursuant to a consulting agreement for the years ended December 31, 2020 and 2019, respectively. In addition, Mr. Lagan received a payment of $100,000 for the year ended December 31, 2020 for renewal and amendment to the existing contract for a further three year period. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833, which was increased back up to $31,250 on April 2018. On February 3, 2015, the Company borrowed $3.0 million from Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Series J Agreement”) with Alcimede. Pursuant to the Series J Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock had a stated value of $1.00 and was entitled to 8% per annum cumulative dividends at the discretion of the Company’s Board of Directors. On September 27, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”). On December 29, 2019, the Company entered into an Exchange Agreement (the “Series K Agreement”) with Alcimede. Pursuant to the Series K Agreement, the Company issued to Alcimede 250,000 shares of the Series K Preferred Stock in exchange for the 250,000 shares of Series J Preferred Stock. The shares of Series J Preferred Stock were cancelled and, under the Series K Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock did not provide for cumulative dividends. On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into an Exchange Agreement (the “Series L Agreement”) with Alcimede. Pursuant to the Series L Agreement, the Company issued to Alcimede 250,000 shares of the Series L Preferred Stock in exchange for the 250,000 shares of Series K Preferred Stock. The shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock was not convertible prior to December 1, 2020 (as compared to the Series K Preferred Stock which was convertible immediately) and the Series L Preferred Stock is not entitled to receive any dividends (unlike the Series K Preferred Stock, which was entitled to share in any dividends payable on the Common Stock).

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital and CarePlus Center. The purchase price was $658,537. The purchase price was made available by Mr. Diamantis, who was a director of the Company until his resignation on February 26, 2020.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8,700,000 and had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6,000,000, the Company was required to pay the difference. Mr. Diamantis guaranteed the Company’s payment obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty, and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company was obligated to repay Mr. Diamantis a total of $9,937,105.

During the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes, and the Company repaid Mr. Diamantis $4.2 million. During the year ended December 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used for the settlement of the prepaid forward purchase contract discussed above, $0.7 million for the purchase of Jellico Community Hospital and CarePlus Center discussed above and $6.7 million that was used primarily for working capital purposes. During the year ended December 31, 2019, we repaid Mr. Diamantis $2.3 million. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed below.

During the years ended December 31, 2020 and 2019, the Company accrued interest of $2.1 million and $1.6 million, respectively, on the loans from Mr. Diamantis. As of December 31, 2020 and 2019, accrued interest on the loans from Mr. Diamantis totaled $0.2 million and $1.9 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Preferred Stock with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the year ended December 31, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million

The terms of the Series M Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020. In particular: (i) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities; (ii) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock; and (iii) dividends at the rate per annum of ten percent (10%) of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock.

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

Director Independence

The Board of Directors has affirmatively determined that each of Gary L. Blum and Trevor Langley is an “independent director” under applicable rules. No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the Company that would interfere with the exercise of independent judgment.

Item 14.	Principal Accounting Fees and Services.

Effective September 24, 2018, we engaged Haynie & Company (“Haynie”) to serve as our independent registered public accounting firm. The engagement of Haynie was approved by our Audit Committee on May 8, 2020 for the 2019 audit year and March 11, 2021 for the 2020 audit year. The aggregate fees billed for services rendered by Haynie for the years ended December 31, 2020 and 2019 were $361,613 and 238,000, respectively.

Description of Services:	Fiscal 2020	Fiscal 2019
Audit	$234,000	$238,000
Audit-Related	127,613	–
Tax	–	–
All Other	–	–
Total Fees	$361,613	$238,000

Audit Fees

The aggregate fees billed for audit services related to the fiscal years ended December 31, 2020 and 2019 were $234,000 and $238,000 respectively.

Audit-Related Fees

In fiscal 2020, Haynie billed the Company $127,613 for an audit of the Company’s subsidiaries comprising its AMSG & HTS Group.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Haynie during 2020 and 2019.

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

Rennova Health, Inc.

Date: April 15, 2021	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer, President, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, President, Director, and Interim	April 15, 2021
Seamus Lagan	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Trevor Langley	Director	April 15, 2021
Trevor Langley

/s/ Gary L. Blum	Director	April 15, 2021
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).
3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).
3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).
3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).
3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).
3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).
3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019).
3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with SEC on May 5, 2020).
3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on form 8-K filed with the SEC on June 16, 2020).
3.24	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.24 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).
3.25	Certificate of Designation for Series N Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.25 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
4.1	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).

4.3	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
4.4	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
4.5	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
4.7	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).
4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
4.12	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by the reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020).
10.1**	2007 Incentive Award Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 30, 2007).
10.2**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.3	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).
10.4	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.5	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.6	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.7**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.8**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.9**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.10**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.11**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.12**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.13**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.14**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.15**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.16	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.17**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.18**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.19**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.20**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.21**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.22	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.23	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.24	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.25	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.26**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).
10.27**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).
10.28**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).
10.29	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).
10.30	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.31	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.32	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.33	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.34**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.35	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.36	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).
10.37	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.38	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.39	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.40	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.41	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.42	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.43	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.44	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.45	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.46	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.47	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.48	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.49	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.50	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.51	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.52	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.53	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.54	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.55	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.56	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).
10.57	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.58	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.59	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.60**	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).
10.61	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.62	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.63	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.64	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.65	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.66	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).
10.67	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).
10.68	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).
10.69	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
10.70	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).
10.71	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).
10.72	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
10.73	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.74	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).
10.75	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).
10.76	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).
10.77	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.78	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).
10.79	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
10.80	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).
10.81	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).
10.82	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).
10.83	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).
10.84	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).
10.85	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).
10.86	Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019).

10.87	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).
10.88	Exchange Agreement, dated as of June 30, 2020, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2020).
10.89	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020).
10.90	Form of Exchange, Redemption and Forbearance Agreement, dated as of August 31, 2020, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
21	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on October 21, 2019).
23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)
31.1	Section 302 Certification of the Chief Executive Officer (2)
31.2	Section 302 Certification of the Interim Chief Financial Officer (2)
32.1	Section 906 Certification of the Chief Executive Officer (3)
32.2	Section 906 Certification of the Interim Chief Financial Officer (3)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

