Form 10-Q
period 2021-03-31
Rennova Health, Inc.
filed 2021-06-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 2, 2021, the registrant had 10,000,000,000 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2021

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Part 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$71,709	$25,353
Accounts receivable, net	-	499,454
Inventory	462,674	445,415
Prepaid expenses and other current assets	109,570	148,522
Income tax refunds receivable	1,139,226	1,420,251
Current assets of discontinued operations classified as held for sale	147,807	184,510
Total current assets	1,930,986	2,723,505

Property and equipment, net	7,623,326	7,814,435
Intangibles, net	259,443	259,443
Deposits	263,120	263,621
Right-of-use assets	958,746	1,000,272
Non-current assets of discontinued operations classified as held for sale	177,549	200,815
Total assets	$11,213,170	$12,262,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.4 million and $0.3 million, respectively)	$15,708,799	$14,251,851
Checks issued in excess of bank account balance	249,718	84,760
Accrued expenses (includes related party amount of $0.3 million and $0.2 million, respectively)	19,392,124	19,135,569
Income taxes payable	1,157,812	1,438,837
Current portion of notes payable	5,993,895	4,786,976
Current portion of note payable, related party	2,627,000	2,097,000
Current portion of finance lease obligations	249,985	249,985
Current portion of debentures	12,690,539	12,690,539
Current portion of right-of-use operating lease obligations	195,454	172,952
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations classified as held for sale	3,843,955	3,814,245
Total current liabilities	62,564,617	59,178,050

Other liabilities:
Notes payable, net of current portion	714,856	1,196,256
Right-of-use operating lease obligations, net of current portion	763,292	827,320
Non-current liabilities of discontinued operations classified as held for sale	82,151	78,217
Total liabilities	64,124,916	61,279,843

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 22,000 shares issued and outstanding	220	220
Series N preferred stock, $0.01 par value, 50,000 shares authorized,, 25,257 and 29,434 shares issued and outstanding	252	294
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 474,730,679, and 39,648,679 shares issued and outstanding	47,473	3,965
Additional paid-in-capital	869,808,958	819,494,275
Accumulated deficit	(922,788,649)	(868,536,506)
Total stockholders’ deficit	(52,911,746)	(49,017,752)
Total liabilities and stockholders’ deficit	$11,213,170	$12,262,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020

Revenues, net	$(650,692)	$1,841,090

Operating expenses:
Direct costs of revenue	1,597,098	2,676,537
General and administrative	2,790,479	2,933,014
Depreciation and amortization	185,224	164,707
Total operating expenses	4,572,801	5,774,258

Loss from continuing operations before other income (expense) and income taxes	(5,223,493)	(3,933,168)

Other income (expense):
Other income (expense), net	2,468,789	(105,766)
Interest expense	(912,624)	(2,890,260)
Total other income (expense), net	1,556,165	(2,996,026)

Net loss from continuing operations before income taxes	(3,667,328)	(6,929,194)

Benefit from income taxes	-	1,118,485

Net loss from continuing operations	(3,667,328)	(5,810,709)

Net (loss) income from discontinued operations	(226,666)	18,931

Net loss	(3,893,994)	(5,791,778)
Deemed dividends	(50,358,149)	-
Net loss to common stockholders	$(54,252,143)	$(5,791,778)

Net loss per common share:
Basic and diluted: continuing operations	$(0.22)	$(5.92)
Basic and diluted: discontinued operations	$(0.00)	$0.02

Total Basic and diluted	$(0.22)	$(5.90)
Weighted average number of common shares outstanding during the period:
Basic and diluted	248,823,935	981,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2021

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	39,648,679	$3,965	$819,494,275	$(868,536,506)	$(49,017,752)
Conversion of Series N Preferred Stock into common stock	(4,177)	(42)	435,082,000	43,508	(43,466)	-	-
Deemed dividends from triggers of down round provisions	-	-	-	-	50,358,149	(50,358,149)	-
Net loss	-	-	-	-	-	(3,893,994)	(3,893,994)
Balance at March 31, 2021	2,047,267	$20,472	474,730,679	$47,473	$869,808,958	$(922,788,649)	$(52,911,746)

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

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss from continuing operations	$(3,667,328)	$(5,810,709)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	185,224	164,707
Amortization of debt discount	4,795	18,433
Loss from legal settlement	8,860	-
Other income from federal government relief funds	(2,490,783)	-
(Loss) income from discontinued operations	(226,666)	18,931
Changes in operating assets and liabilities:
Accounts receivable	1,301,871	950,696
Inventory	(17,259)	(13,506)
Prepaid expenses and other current assets	38,952	(36,420)
Security deposits	501	50,000
Change in right-of-use assets	41,526	14,933
Accounts payable and checks issued in excess of bank balance	1,621,906	535,506
Accrued expenses	2,093,145	2,797,199
Change in right-of-use operating lease obligations	(41,526)	(56,455)
Income tax assets and liabilities	-	(1,118,485)
Net cash used in operating activities of continuing operations	(1,146,782)	(2,485,170)
Net cash provided by (used in) operating activities of discontinued operations	33,210	(11,220)
Net cash used in operating activities	(1,113,572)	(2,496,390)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	530,000	3,094,953
Payment on related party note payable and advances	-	(25,000)
Payments of debentures	-	(220,000)
Proceeds from issuances of notes payable	745,000	1,077,116
Payments on notes payable	(24,276)	(186,149)
Receivables paid under accounts receivable sales agreements	(151,198)	(1,073,854)
Payments on capital lease obligations	-	(100,707)
Net cash provided by financing activities of continuing operations	1,099,526	2,566,359
Net cash provided by (used in) financing activities of discontinued operations	60,402	(25,067)
Net cash provided by financing activities	1,159,928	2,541,292

Net increase in cash	46,356	44,902

Cash at beginning of period	25,353	16,933

Cash at end of period	$71,709	$61,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us” or “our”) is a provider of health care services. In late 2016, the Company decided to pursue the opportunity to acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. The Company now owns one operating hospital in Tennessee, a hospital located in Tennessee that it plans to reopen and operate, a physician’s office in Tennessee and a rural clinic in Kentucky. Its hospital located in the Jellico, Tennessee closed on March 1, 2021, as more fully discussed below. The Company’s operations now consist of only one business segment, Hospital Operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 15, 2021. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2021, and the results of its operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2021 may not be indicative of results for the year ending December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Loss

During the three months ended March 31, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented in the accompanying unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at March 31, 2021 and December 31, 2020.

Reverse Stock Split

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

As a result of the Reverse Stock Split, every 10,000 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on July 31, 2020. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Split.

The Company is seeking approval to effect an additional reverse stock split of its common stock as more fully discussed in Notes 2 and 16.

Revenue Recognition

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three months ended March 31, 2021 and 2020.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts and to the estimated implicit price concessions at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At March 31, 2021 and 2020, estimated contractual allowances of $5.5 million and $10.5 million, respectively, and estimated implicit price concessions of $3.0 million and $1.4 million, respectively, have been recorded as to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. The estimated accounts receivable collection rate has been reduced to a lower percentage of gross revenue due to serving only emergency room patients during the three months ended March 31, 2021. Inpatient services typically deliver higher collection rates and the absence of inpatient services in the first quarter meant that the Company was dependent on revenue from emergency room services, which is typically a lower percentage of gross revenue. Inpatient services reopened in May

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 9.5% and 10% for the three months ended March 31, 2021 and 2020, respectively.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to revenues. As required by Topic 606, for the three months ended March 31, 2021 and 2020, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $8.5 million and $11.9 million, respectively, we reported negative net revenues of $0.7 million and positive net revenues of $1.8 million, respectively. We continue to review the provision for implicit price concessions and contractual and related contractual allowances. See Note 4 – Accounts Receivable.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 9.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the three months ended March 31, 2021 and 2020.

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. The incremental value of warrants as a result of the down round provisions of $50.4 million were recorded as deemed dividends for the three months ended March 31, 2021. We did not record deemed dividends for the three months ended March 31, 2020. See Note 10 for an additional discussion of derivative financial instruments.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and 2020.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of loss per share for the three months ended March 31, 2021 and 2020.

Note 2 – Liquidity and Financial Condition

Jamestown Regional Medical Center Medicare Agreement

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15, 2019 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies were not corrected by May 16, 2019 the Medicare agreement would terminate. A follow-up inspection on May 15, 2019 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed and is now intended that the re-opening process will be initiated in mid-2021.

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

Impact of the Pandemic

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As more fully discussed in Note 6, we have received Paycheck Protection Program (“PPP”) loans. We have also received Health and Human Services (“HHS”) Provider Relief Funds from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear to have peaked in December 2020. From third party information, there have been 862,401 cases and 12,441 deaths as of May 29, 2021. The roll out of vaccinations is expected to significantly reduce the risk of death and reduce transmission of the virus and a return to more normal expectations is expected throughout 2021. These developments have had, and may continue to have, a material adverse effect on the Company and its hospitals operations.

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds were being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of March 31, 2021, Company-owned facilities have received approximately $12.5 million in relief funds. This included approximately $120,000 received by Jamestown Medical Center, Inc. where staff continue to be employed. The fund payments are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through March 31, 2021, we recognized $10.5 million of these payments as income of which $8.0 million was recognized during the second and third quarters of 2020 and $2.5 million was recognized during the three months ended March 31, 2021. The unrecognized portion has been recorded in accrued liabilities in our condensed consolidated financial statements. The Company’s assessment of whether the terms and conditions for amounts received have been met considers all frequently asked questions and other interpretive guidance issued by HHS. On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”), which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from the HHS that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from the HHS may be recognized up to a net zero gain/loss in 2020. On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”), which includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. As codified in the October 22, 2020 Notice, the Company’s estimate of pandemic relief funds as of March 31, 2021 includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change served to increase amounts eligible to be recognized as income, as compared to the September 19, 2020 Notice. Provider Relief Funds received through HHS that have not yet been recognized as income or otherwise have not been refunded to HHS as of March 31, 2021, are reflected within accrued liabilities in the condensed consolidated balance sheets, and such unrecognized amounts may be recognized as income in future periods if the underlying conditions for recognition are met. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such payments, including auditing and reporting requirements, continues to evolve. On January 15, 2021, the government issued “General and Targeted Distribution Post-Payment Notice of Reporting Requirements,” (the “January 15, 2021 Notice”), which again provides guidance on reporting instructions and use of funds. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional Provider Relief Fund payments or may result in derecognition of amounts previously recognized, which (in any such case) may be material.

As of March 31, 2021, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the October 22, 2020 Notice, the January 15, 2021 Notice and the Company’s results of operations during 2020 and the three months ended March 31, 2021. Taking into account these countervailing factors, the Company believes that the amount recognized as of March 31, 2021 of approximately $10.5 million is an appropriate estimate.

Proposed Reverse Stock Split

As a result of conversions of shares of the Company’s preferred stock, the Company, as of the date of this report, has 10,000,000,000 shares of its common stock issued and outstanding. The Company, therefore, has issued all of its authorized shares of common stock. It cannot issue additional shares of common stock unless and until it is able to amend its Certificate of Incorporation to increase its authorized common stock or it effects a reverse stock split. The Company needs immediate additional capital to execute on its business plan and without the ability to issue shares of common stock will have difficulty securing the capital required to continue in business. Accordingly, on May 14, 2021, the Company filed a preliminary Information Statement on Schedule 14C to seek approval to effect a reverse stock split of its common stock. The ratio and timing of the proposed reverse stock split have not yet been determined.

Going Concern

Under ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $60.6 million and $922.8 million, respectively, at March 31, 2021. In addition, the Company had a loss from continuing operations of approximately $3.7 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively, and cash used in operating activities was $1.0 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company plans to separate out its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies in either a spin off or transaction with a publicly quoted company. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 14. In addition, during 2020, the Company announced plans to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations for all periods presented, as more fully discussed in Note 14.

On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital, a physician’s office, CarePlus Center and a hospital that it plans to reopen and operate. Rural hospitals are a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

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

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three months ended March 31, 2021 and 2020, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss from continuing operations	$(3,667,328)	$(5,810,709)
Deemed dividends	(50,358,149)	-
Net loss attributable to common stockholders, continuing operations	$(54,025,477)	$(5,810,709)
Net (loss) income from discontinued operations	(226,666)	18,931
Net loss available to common stockholders	$(54,252,143)	$(5,791,778)

Denominator
Basic and diluted weighted average common shares outstanding	248,823,935	981,322

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(0.22)	$(5.92)
Basic and diluted, discontinued operations	$(0.00)	$0.02
Total basic and diluted	$(0.22)	$(5.90)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2021 and 2020, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Warrants	13,830,704,953	63,458,536
Convertible preferred stock	10,870,999,619	7,887,237
Convertible debentures	770,100,000	3,063,478
Stock options	26	26
	25,471,804,598	74,409,277

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7 and 11). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock and common stock equivalents totalled 167.4 billion at June 2, 2021, as more fully discussed in Note 16. See Note 11 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivables at March 31, 2021 (unaudited) and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020

Accounts receivable	$13,544,708	$16,922,576
Less:
Allowance for contractual obligations	(8,388,166)	(13,185,843)
Allowance for implicit price concessions	(4,235,507)	(1,513,827)
Accounts receivable owed under sales agreements	(921,035)	(1,723,452)
Accounts receivable, net	$-	$499,454

The allowance for contractual obligations reflected in the table above decreased as a percentage of accounts receivable to 62% at March 31, 2021 compared to 78% at December 31, 2020. The allowance is based on historical contractual allowance rates. The decrease in the percentage of contractual obligations to accounts receivable was due to rate changes.

For the three months ended March 31, 2021 and 2020, estimated implicit price concessions deducted from revenues were $3.0 million and $1.4 million, respectively. The allowance for implicit price concessions was $4.2 million at March 31, 2021 compared to $1.5 million at December 31, 2020, an increase of $2.7 million. The increase was due to updates to estimated collection rates. The Company’s policy is to write off accounts receivable balances against the allowance for implicit price concessions once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements and Installment Promissory Note

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold $3.3 million of accounts receivable on a non-recourse basis for a purchase price paid to the Company of $2.2 million, less $0.1million of origination fees. Accordingly, the Company recorded a loss on the sales of $1.2 million during the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $1.6 million and $1.7 million, respectively, was outstanding and owed under the accounts receivable sales agreements, of which $0.9 million was recorded as a reduction of accounts receivable and $0.7 million was recorded in accrued expenses. The $0.7 million that was recorded in accrued expenses (see Note 5) represents the portion sold in excess of the balance of accounts receivable recorded by the Company as due at March 31, 2021.

On January 29, 2020, the Company entered into a Secured Installment Promissory Note (the “Installment Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements entered into during 2019. The Installment Note is more fully discussed in Note 6.

Income Tax Refunds Receivable

As of March 31, 2021 and December 31, 2020, the Company had $1.1 million and $1.4 million, respectively, of income tax refunds receivable. During 2020, the U.S. Congress approved the CARES Act, which allowed a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments. During the three months ended March 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. No refunds were received during the three months ended March 31, 2020. The Company used the $0.3 million of refunds that it received in the three months ended March 31, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from an audit of the Company’s 2015 Federal tax return as more fully discussed in Note 13. The Company’s income taxes are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 5 – Accrued Expenses

Accrued expenses at March 31, 2021 (unaudited) and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued payroll and related liabilities	$9,059,414	$8,263,940
HHS Provider Relief Funds	1,909,217	4,400,000
Accrued interest	5,530,997	4,728,942
Accrued legal	1,097,318	1,097,318
Amounts owed under accounts receivable sales agreements in excess of accounts receivable	651,219	-
Other accrued expenses	1,143,959	645,369
Accrued expenses	$19,392,124	$19,135,569

Accrued payroll and related liabilities at March 31, 2021 and December 31, 2020 included approximately $2.6 million and $2.5 million, respectively, for penalties associated with approximately $4.7 million and $4.4 million of accrued past due payroll taxes as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, we have deferred $1.9 million and $4.4 million, respectively, of HHS Provider Relief funds as more fully discussed in Note 2.

Amounts owed under accounts receivable sales agreements of $0.7 million at March 31, 2021 are more fully discussed in Note 4.

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2021 (unaudited) and December 31, 2020, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2021	December 31, 2020

Loan payable to TCA Global Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	292,792	297,068

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,450,000

Notes payable under the Paycheck Protection Program (“PPP) issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	2,385,921	2,385,921

Installment Note payable to Ponte Investments, LLC dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	88,350	108,350

Note payable dated January 31, 2021 due six months from the date of issuance bearing interest at 10% for the period outstanding.	185,000	-

Note payable dated February 16, 2021 due six months from the date of issuance bearing interest at 10% for the period outstanding.	60,000	-

Warrant pre-payment promissory notes dated February 25, 2021, non-interest bearing, $550,000 principal amount, issued with $50,000 of original issue discounts and payable 12 months from the date of issuance	504,795	-

	6,708,751	5,983,232
Less current portion	(5,993,895)	(4,786,976)
Notes payable - third parties, net of current portion	$714,856	$1,196,256

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees under the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount was reflected in accrued expenses at March 31, 2021. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 7), which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 13). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2021, the Company has paid $48,820 of principal amount of these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. Mr. Diamantis was a former member of the Company Board of Directors. In May 2020, the Company, Mr. Diamantis, as guarantor, and the note holder entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. As of March 31, 2021, $450,000 has been paid in cash and $2.0 million ($1.4 million of principal and $0.6 million of accrued “penalty” interest), remains past due. The Stipulation is more fully discussed in Note 13.

On January 29, 2020, the Company entered into the Installment Note in the principal amount of $1.2 million. Pursuant to the Installment Note, weekly installment payments ranging from $22,500 to $34,000 were due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Installment Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to a late-payment fee of 10%. The Company made payments totalling $1.1 million during the year ended December 31, 2020 and $20,000 during the three months ended March 31, 2021. As of March 31, 2021, $0.1 million is past due, including a $9,850 late payment penalty.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The aggregate monthly payment of all of the PPP Notes is approximately $0.1 million. The Company believes that it has used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds has met the conditions for forgiveness of the loans, it cannot assure you that it has not taken actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part. The Company is in the process of applying for forgiveness of the PPP Notes.

On February 25, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $550,000. The Company received proceeds of $500,000 from the payees who may at their option apply all or any portion of the principal amount outstanding to the exercise of any warrants of the Company held by the payee. The notes are unsecured and they mature 12 months from the date of issuance. The notes do not bear interest but an interest rate of 18% will be applied to the outstanding principal commencing five days after any event of default that results in their acceleration.

Note Payable – With Former Member of our Board of Directors

	March 31, 2021	December 31, 2020
	(unaudited)

Loan payable to Christopher Diamantis	$2,627,000	$2,097,000

Total note payable, related party	2,627,000	2,097,000

Less current portion of notes payable, related party	(2,627,000)	(2,097,000)
Total note payable, related party, net of current portion	$-	$-

During the three months ended March 31, 2021, Mr. Diamantis loaned the Company $0.5 million for working capital purposes. During the three months ended March 31, 2020, Mr. Diamantis provided the Company $3.1 million for short-term working capital loans and, on behalf of the Company, the payment of expenses and fees and a portion of the principal due on outstanding debentures. The $3.1 million provided also included $0.4 million for interest incurred by Mr. Diamantis on borrowings he procured in order to loan funds to the Company.

During the three months ended March 31, 2021 and 2020, the Company accrued interest of $53,000 and $0.3 million, respectively, on the loans from Mr. Diamantis and it repaid $0 and $25,000, respectively, of loans from Mr. Diamantis. As of March 31, 2021 and December 31, 2020, accrued interest on the loans from Mr. Diamantis totalled $0.3 million and $0.2 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

Note 7 – Debentures

The carrying amount of all outstanding debentures as of March 31, 2021 (unaudited), and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020

Debentures	$12,690,539	$12,690,539
Less current portion	(12,690,539)	(12,690,539)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures totalling $12.7 million, including late-payment penalties, at December 31, 2020 was past due by the debentures’ original terms. The terms of the outstanding debentures as of December 31, 2020 are more fully described in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. Certain of these debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 11.

During the three months ended March 31, 2021 and 2020, the Company accrued interest expense on outstanding debentures of $0.6 million and $1.9 million, respectively.

See Note 11 for summarized information related to warrants issued and the activity during the three months ended March 31, 2021.

See Notes 3 and 11 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of March 31, 2021 and Note 16 for the dilutive effect of outstanding convertible debentures and warrants as of June 2, 2021.

Note 8 – Related Party Transactions

Alcimede LLC (“Alcimede”) billed $0.1 million and $0.1 million for consulting fees for the three months ended March 31, 2021 and 2020, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (also see Note 11).

The terms of the foregoing transaction, including those discussed in Note 6 and 11 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 9 – Finance and Operating Lease Obligations

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

The following table presents our lease-related assets and liabilities at March 31, 2021 and December 31, 2020:

	Balance Sheet Classification	March 31, 2021	December 31, 2020

Assets:
Operating leases	Right-of-use operating lease assets	$958,745	$1,000,272
Finance leases	Property and equipment, net	249,985	249,985

Total lease assets		$1,208,730	$1,250,257

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$195,454	$172,952
Finance leases	Current liabilities	249,985	249,985
Noncurrent:
Operating leases	Right-of-use operating lease obligations	763,291	827,320

Total lease liabilities		$1,208,730	$1,250,257

Weighted-average remaining term:
Operating leases		3.96 years	4.17 years
Finance leases		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Finance lease expense:
Depreciation/amortization of leased assets	$-	$15,810
Interest on lease liabilities	-	46,509
Operating leases:
Short-term lease expense (1)	72,650	100,706
Total lease expense	$72,650	$163,025

(1)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases obligations	$34,861	$18,000
Operating cash flows for finance leases	$-	$9,455
Financing cash flows for finance lease payments	$-	$100,707

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
April 1, 2021 to March 31, 2022	$309,718	$253,776
April 1, 2022 to March 31, 2023	341,718	-
April 1, 2023 to March 31, 2024	243,270	-
April 1, 2024 to March 31, 2025	221,088	-
April 1, 2025 to March 31, 2026	130,547	-
Thereafter
Total	1,246,341	253,776

Less interest	(287,595)	(3,791)
Present value of minimum lease payments	958,746	249,985

Less current portion of lease obligations	(195,454)	(249,985)
Lease obligations, net of current portion	$763,292	$-

As of March 31, 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

Note 10 – Derivative Financial Instruments and Fair Value

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2021 and December 31, 2020, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020:
Embedded conversion option	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of March 31, 2021:
Embedded conversion option	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following method to value its derivative liability as of March 31, 2021 and December 31, 2020 for an embedded conversion option that was valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three months ended March 31, 2021 and 2020 as there was no change in the conversion price terms during the periods.

During the three months ended March 31, 2021, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants as a result of the decreases in the conversion/exercise prices was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 0.06% to 0.10%, volatility ranging from 213.25% to 243.58% and lives ranging from .91 years to 1.21 years. The incremental fair value of $50.4 million was recorded as deemed dividends for the three months ended March 31, 2021. No deemed dividends were recorded in the three months ended March 31, 2020 as no down round provisions were triggered during the period. Deemed dividends are also discussed in Notes 1 and 3.

Note 11 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of March 31, 2021, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 22,000 shares of its Series M Redeemable Convertible Preferred Stock (the “Series M Preferred Stock”) and 25,257 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”).

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

In September 2017, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097 in connection with the acquisition of Genomas Inc. Genomas Inc. is included in the Company’s discontinued operations as part of the AMSG & HTS Group. Discontinued operations are discussed in Note 14. As a result of the Reverse Stock Split, the maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is one. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

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

Series M Preferred Stock Exchanged for Loans from Mr. Diamantis

The Company’s Board of Directors has designated 30,000 shares of the 5,000,000 shares of authorized preferred stock as the Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $1,000. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to Mr. Diamantis totalling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the year ended December 31, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million. See Note 6 for a discussion of the Company’s current indebtedness to Mr. Diamantis.

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

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Preferred Stock Exchanged for Series I-1 and Series I-2 Preferred Stock and Debentures

On August 31, 2020, the Company filed a certificate of designation to authorize 50,000 shares of its newly-authorized Series N Preferred Stock with a stated value of $1,000 per share. On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the Exchange and Redemption Agreement, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) and Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock”) for 30,435.52 shares of the Company’s Series N Preferred Stock.

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

During the year ended December 31, 2020, the holders converted 1,001 shares of their Series N Preferred Stock, with a stated value of $1,001,000, into 38,371,250 shares of the Company’s common stock. During the three months ended March 31, 2021, the holders converted 4,177.516 shares of their Series N Preferred Stock, with a stated value of $4,177,516, into 435,082,000 shares of the Company’s common stock.

Common Stock

The Company had 474,730,679 and 39,648,679 shares of its common stock issued and outstanding at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company issued 435,082,000 shares of its common stock upon the conversions of 4,177.516 shares of its Series N Preferred Stock. During the three months ended March 31, 2020, the Company issued 25,000 shares of its common stock upon the conversions of 21.25 shares of its Series I-2 Preferred Stock.

Common Stock and Common Stock Equivalents

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock. See Note 16 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of June 2, 2021.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted- average exercise price	Weighted- average contractual term
Outstanding at December 31, 2020	26	$2,992,125	5.37
Granted	-
Expired	-
Outstanding at March 31, 2021	26	$2,992,125	5.15

Exercisable at March 31, 2021	26	$2,992,125

As of March 31, 2021, the weighted average remaining contractual life was 5.15 years for options outstanding and exercisable. The intrinsic value of options exercisable at March 31, 2021 and December 31, 2010 was $0. As of March 31, 2021 and December 31, 2020, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019. When valuing stock options, the Company’s policy is to estimate forfeiture and volatility using historical information. The risk-free interest rate used is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the valuation model.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock totalling 13.8 billion at March 31, 2021. During the three months ended March 31, 2021 and the year ended December 31, 2020, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 9.3 billion and 4.5 billion shares of the Company’s common stock, respectively. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 7.

Warrants Issued with March 2017 Debentures

The Company has outstanding warrants that were issued in various equity financings as noted above. Included in the warrants outstanding at March 31, 2021, were warrants issued in connection with the debentures issued in March 2017. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). At March 31, 2021, these warrants were exercisable into an aggregate of approximately 12.3 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At March 31, 2021, the Series A Warrants were exercisable for 4.6 billion shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At March 31, 2021, the Series B Warrants were exercisable for 2.9 billion shares of the Company’s common stock and are exercisable until March 31, 2022. At March 31, 2021, the Series C Warrants were exercisable for 4.8 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At March 31, 2021, the Series A, Series B and Series C Warrants each have an exercise price of $0.0039 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections. During the three months ended March 31, 2021, reductions in the exercise prices of the March Warrants have given rise to deemed dividends as more fully discussed in Notes 1, 3 and 10.

In connection with debentures issued in September 2017, the Company issued warrants to purchase shares of the Company’s common stock. At March 31, 2021, these warrants were exercisable into approximately six shares of common stock and they expire on varying dates in 2022. At March 31, 2021, the exercise price of these warrants was $9,016,133 per share, which is the per share floor exercise price as a result of reverse stock splits of the Company’s common stock that have been effected since these warrants were issued.

The number of warrants issued, converted and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the full ratchet provisions of the majority of the outstanding warrants (subject to a floor in some cases), subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants.

The following summarizes the information related to warrant activity during the three months ended March 31, 2021:

	Number of Warrants	Weighted average exercise price
Balance at December 31, 2020	4,571,165,207	$0.0200
Increase in warrants during the period as a result of down round provisions	9,259,539,746

Balance at March 31, 2021	13,830,704,953	$0.0066

See above and Notes 1, 3, 10, 11 and 16 for a discussion of the dilutive effect of the outstanding warrants.

Note 12 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$-	$-
Cash paid for income taxes	$281,025	$-

Non-cash investing and financing activities:
Series I-2 Preferred Stock converted into common stock	$-	$25,000
Series N Preferred Stock converted into common stock	$4,177,156	$-
Deemed dividends for trigger of down round provisions	$50,358,149	$-

Note 13 – Commitments and Contingencies

Concentration of Credit Risk

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the accounts receivable. The Company has receivable balances with government payers and various insurance carriers. The Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the three months ended March 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. During the three months ended March 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. No refunds were received during the three months ended March 31, 2020. The Company used the $0.3 million of refunds that it received in the three months ended March 31, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of March 31, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.8 million.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at March 31, 2021.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at March 31, 2021.

On December 7, 2016, the holders of the Tegal Notes (see Note 6) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2021, the Company has repaid $48,820 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended March 31, 2021 (see Note 6). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 6 and the Company intends to negotiate a settlement with the Receiver.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of March 31, 2021.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (See Note 6). As of March 31, 2021, the Company has not made the majority of the required payments and, as a result, approximately $2.0 million, which includes penalty interest at a rate of 20% per annum, is due and owing.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totalling approximately another $100,000. The Company disputes that it has any liability or responsibility under the agreements and has filed an initial response in the matter.

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

Two former employees of Jamestown Regional Medical Center have filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties have agreed and are in support of a confidential settlement agreement, which is in the final stage of agreement, is expected to be concluded in the second quarter of 2021. The Company has accrued the estimated settlement amount.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center obtained a judgment against the Company in the amount of $592,650. The Company has recorded $130,000 of this judgment as a liability as of March 31, 2021, as management believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of March 31, 2021.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of March 31, 2021.

Note 14 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, HTS, as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders.

On June 10, 2020, the Company signed an agreement for the separation of these entities into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. Rennova terminated its agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. On March 23, 2021, TPT changed the name of InnovaQor, Inc. to TPT Strategic, Inc. Rennova is currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted Rennova owned confidential information for its own benefit. Rennova intends to pursue any remedy available to it under the law to recover money owed from TPT and to protect its technology and assets.

On May 13, 2021, Rennova signed an agreement with VisualMED Clinical Solutions Corp. (“VisualMED”) a Nevada based public company, for VisualMED to acquire AMSG & HTS. After closing these entities will operate as wholly owned subsidiaries of VisualMED. Closing is subject to a number of customary conditions for a transaction of this nature and was intended to happen on or before May 31, 2021. As part of the agreement, VisualMED is required to complete any outstanding applications necessary to be fully compliant with OTC requirements before closing. VisualMED is in process of completing these applications but delayed communication from the OTC Markets has resulted in the May 31, 2021 timeframe not being met. The Company anticipates this agreement to close successfully in the coming weeks. Once the agreement has closed, VisualMED intends to file audited financial statements and other filings as required to become fully reporting with the SEC.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS (referred to below as the AMSG & HTS Group) as a disposal group classified as held for sale and included as part of discontinued operations.

EPIC Reference Labs, Inc.

During the three months ended September 30, 2020, the Company announced that it had reached a tentative agreement to sell its last clinical laboratory, EPIC Reference Labs, Inc., to TPT and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC Reference Labs, Inc.’s operations and the other non-operating subsidiaries have been classified as held for sale and included in discontinued operations for all periods presented.

On March 10, 2021, Rennova terminated the proposed agreement that it had entered into with TPT on August 6, 2020 for the purchase and sale of EPIC Reference Labs, Inc. The Company also terminated an Interim Management Agreement with TPT entered into on August 6, 2020 granting TPT an exclusive right and responsibility to undertake certain management and financial responsibility of EPIC Reference Labs, Inc., on our behalf and terminated all rights and approvals granted under letters dated November 2, 2020 and November 24, 2020 in reference to the Quicklab Application in partnership with EPIC Reference Labs, Inc. Rennova intends to pursue whatever legal action necessary against TPT and TPT Medtech, LLC to recover money and damages owed from the breach of these agreements by TPT and to stop TPT from all activities that utilize or have been derived from their access to and use of Rennova owned confidential information.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 consisted of the following:

AMSG & HTS Group Assets and Liabilities:

	March 31, 2021	December 31, 2020
	(unaudited)
Cash	$6,887	$31,294
Accounts receivable, net	138,466	151,363
Prepaid expenses and other current assets	858	1,717
Current assets classified as held for sale	$146,211	$184,374

Property and equipment, net	$948	$685
Deposits	-	-
Right of use assets	-	-
Non-current assets classified as held for sale	$948	$685

Accounts payable and checks issued in excess of bank balance	$711,305	$726,220
Accrued expenses	1,311,146	1,308,283
Current portion of right-of-use operating lease obligation	-	-
Current portion of notes payable	216,269	168,751
Current liabilities classified as held for sale	$2,238,720	$2,203,254

Note payable	$82,151	$69,267
Right-of-use operating lease obligation	-	-
Non-current liabilities classified as held for sale	$82,151	$69,267

EPIC Reference Labs, Inc. and Other Subsidiaries Assets and Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Cash	$1,596	$136
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$1,596	$136

Property and equipment, net	$-	$-
Deposits	100,014	100,014
Right-of-use assets	76,587	100,116
Non-current assets classified as held for sale	$176,601	$200,130

Accounts payable and checks in excess of bank balance	$1,193,766	$1,185,158
Accrued expenses	334,882	334,667
Current portion of right-of-use operating lease obligation	76,587	91,166
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,605,235	$1,610,991

Note payable	$-	$-
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$8,950

Consolidated Discontinued Operations Assets and Liabilities:

	March 31, 2021	December 31, 2020
	(unaudited)
Cash	$8,483	$31,430
Accounts receivable, net	138,466	151,363
Prepaid expenses and other current assets	858	1,717
Current assets classified as held for sale	$147,807	$184,510

Property and equipment, net	$948	$685
Deposits	100,014	100,014
Right-of-use assets	76,587	100,116
Non-current assets classified as held for sale	$177,549	$200,815

Accounts payable and checks issued in excess of bank balance	$1,905,071	$1,911,378
Accrued expenses	1,646,028	1,642,950
Current portion of right-of-use operating lease obligation	76,587	91,166
Current portion of notes payable	216,269	168,751
Current liabilities classified as held for sale	$3,843,955	$3,814,245

Note payable	$82,151	$69,267
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$82,151	$78,217

Major line items constituting (loss) income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2021 and 2020 consisted of the following (unaudited):

AMSG & HTS Group (Loss) Income from Discontinued Operations:

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue from services**	$118,216	$159,067
Cost (recovery) of services	390	8,777
Gross profit	117,826	150,290
Operating expenses	283,500	184,368
Other expense	9,790	25,931
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(175,464)	$(60,009)

**Revenue from services, includes related party revenue of $62,316 and $23,400, respectively.

EPIC Reference Labs, Inc. and Other Subsidiaries (Loss) Income from Discontinued Operations

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue from services	$-	$442
Cost (recovery) of services (1)	-	(110,257)
Gross profit	-	110,699
Operating expenses	48,097	29,116
Other expense	3,105	2,643
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(51,202)	$78,940

Consolidated (Loss) Income from Discontinued Operations:

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue from services	$118,216	$159,509
Cost (recovery) of services (1)	390	(101,480)
Gross profit	117,826	260,989
Operating expenses	331,597	213,484
Other expense	12,895	28,574
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(226,666)	$18,931

(1)	Costs (recovery) of services in 2020 reflect a reduction of $130,000 in the amount previously recorded for laboratory supplies due to the settlement of a claim during the period.

Note 15 – Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This ASU became effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our results of operations, financial position and cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard became effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Note 16 – Subsequent Events

Conversions of Series M Preferred Stock and Series N Preferred Stock

Subsequent to March 31, 2021 and through June 2, 2021, the Company issued 450,000,000 shares of its common stock upon conversions of 619. 65 shares of its Series M Preferred Stock with a stated value of $0.6 million and 9.1 billion shares of its common stock upon conversions of 8,720.97 shares of its Series N Preferred Stock with a stated value of $8.7 million.

Potential Common Stock as of June 2, 2021

The following table presents the dilutive effect of our various potential common shares as of June 2, 2021:

June 2, 2021
Common shares outstanding	10.000.000.000
Dilutive potential shares:
Stock options	26
Warrants	89,899,582,113
Convertible debt	4,408,900,000
Convertible preferred stock	60,438,595,502
Total dilutive potential common shares, including outstanding common stock	164,747,077,641

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Funding Activities- Warrants Prepayment Promissory Notes

On April 9, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $165,000. The Company received proceeds of $150,000 from the payees who may at their option apply all or any portion of the principal amount outstanding to the exercise of any common stock purchase warrants of the Company held by the payee. The notes are unsecured and they mature 12 months from the date of issuance. The notes do not bear interest but an interest rate of 18% will be applied to the outstanding principal commencing five days after any event of default that results in the acceleration of the notes.

On April 22, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $220,000. The Company received proceeds of $200,000 from the payees who may at their option apply all or any portion of the principal amount outstanding to the exercise of any common stock purchase warrants of the Company held by the payee. The notes are unsecured and they mature 12 months from the date of issuance. The notes do not bear interest but an interest rate of 18% will be applied to the outstanding principal commencing five days after any event of default that results in the acceleration of the notes.

Funding Activities – Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its newly-authorized Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of May 10, 2021 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Purchase Agreement provides for the issuance of up to 4,400 shares of Series O Preferred Stock at four closings of 1,100 shares each. If all such shares of Series O Preferred Stock are issued, the Company will receive proceeds of $4,000,000.

The first closing occurred on May 10, 2021 and the second closing occurred on May 18, 2021. The Company issued an aggregate of 2,200 shares of its Series O Preferred Stock and received total proceeds of $2,000,000 as a result of the first and second closings. The subsequent closings depend upon the Company’s satisfaction of certain conditions, including effecting certain specified transactions to make additional shares of common stock available for issuance by the Company. There can be no assurance that the Company will satisfy all or any of these conditions or that any additional closings will take place. In addition, the Purchase Agreement restricts the Company’s use of any proceeds of the issuances of the Series O Preferred Stock, including to payroll and tax arrears and legal and accounting expenses.

The shares of Series O Preferred Stock were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and by Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

The terms of the Series O Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021, In particular:

General. The Company’s Board of Directors has designated 10,000 shares of the 5,000,000 authorized shares of preferred stock as the Series O Preferred Stock. Each share of the Series O Preferred Stock has a stated value of $1,000.

Voting Rights. Except as provided below or by law, the Series O Preferred Stock shall have no voting rights. However, as long as any shares of Series O Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series O Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series O Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series O Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividends. Dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series O Preferred Stock from and after the date of the original issuance of such share of Series O Preferred Stock (the “Series O Preferred Accruing Dividends”). The Series O Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Series O Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Series O Preferred Accruing Dividends are paid.

Rank. The Series O Preferred Stock ranks with respect to dividends or a liquidation, (i) on parity with the common stock, the Company’s Series H Convertible Preferred Stock, the Company’s Series L Convertible Preferred Stock, the Company’s Series M Convertible Preferred Stock and the Company’s Series N Convertible Preferred Stock, (ii) senior to the Company’s Series F Convertible Preferred Stock, and (iii) junior to any other class or series of preferred stock of the Company afterwards created and ranking by its terms senior to the Series O Preferred Stock.

Conversion. Each share of the Series O Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series O Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price. The conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date. Holders of the Series O Preferred Stock are prohibited from converting Series O Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after notice to the Company.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series O Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series O Preferred Stock, plus any accrued declared and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, for each share of the Series O Preferred Stock before any distribution or payment shall be made on any junior securities.

Redemption. At any time the Company shall have the right to redeem all, or any part, of the Series O Preferred Stock then outstanding. The Series O Preferred Stock subject to redemption shall be redeemed by the Company in cash in an amount equal to the stated value of the shares of the Series O Preferred Stock being redeemed plus all accrued declared and unpaid dividends.

Shareholder Proposal to Increase Shares of Authorized Common Stock

As a result of conversions of shares of the Company’s preferred stock, the Company, as of the date of this report, has 10,000,000,000 shares of its common stock issued and outstanding. The Company, therefore, has issued all of its authorized shares of common stock. It cannot issue additional shares of common stock unless and until it is able to amend its Certificate of Incorporation to increase its authorized common stock or it effects a reverse stock split. The Company needs immediate additional capital to execute on its business plan and without the ability to issue shares of common stock will have difficulty securing the capital required to continue in business. Accordingly, on May 14, 2021, the Company filed a preliminary Information Statement on Schedule 14C to seek approval to effect a reverse stock split of its common stock. The ratio and timing of the proposed reverse stock split have not yet been determined.

Merger of AMSG & HTS Group

On May 13, 2021, Rennova completed an agreement with VisualMED a Nevada based public company, for VisualMED to acquire AMSG & HTS. After closing these entities will operate as wholly owned subsidiaries of VisualMED. Closing is subject to a number of customary conditions for a transaction of this nature and was intended to happen on or before May 31, 2021. As part of the agreement, VisualMED is required to complete any outstanding applications necessary to be fully compliant with OTC requirements before closing. VisualMED is in process of completing these applications but delayed communication from the OTC Markets has resulted in the May 31, 2021 timeframe not being met. The Company anticipates that this agreement will close successfully in the coming weeks. Once the agreement has closed, VisualMED intends to file audited financial statements and other filings as required to become fully reporting with the SEC.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2020 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Our Services

We operate in one business segment: Hospital Operations. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals. Big South Fork Medical Center is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. On January 31, 2018, we entered into an asset purchase agreement to acquire an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The acquisition also included a separate physician practice, known as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center. We suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. We plan to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated in mid-2021.

In addition, on March 5, 2019, we closed an asset purchase agreement whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee, known as Jellico Community Hospital, and an outpatient clinic located in Williamsburg, Kentucky, known as CarePlus. On March 1, 2021, we closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. We do not expect this closure to have an adverse effect on our business strategy as we believe it will have a positive impact from a reduced cash requirement in the immediate future.

Our Hospital Operations generated net negative revenues of approximately $0.7 million and net positive revenues of approximately $1.8 million during the three months ended March 31, 2021 and 2020, respectively.

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

On June 10, 2020, the Company signed an agreement for the separation of these entities into a public company. The agreement with TPT Global Tech, Inc. (“TPT”) (OTC: TPTW), a California-based public company, was to merge HTS and AMSG into a public company after TPT completed a merger of its wholly-owned subsidiary, InnovaQor, Inc., with this public company. We terminated our agreement with TPT on March 8, 2021 after numerous attempts to close the transaction as proposed failed due to uncertainty and last minute unviable demands from TPT that would have created a high risk to the future success of the project. We are currently considering the actions of TPT with the belief that TPT acted outside of agreements that were in place and may have converted our owned confidential information for their own benefit and business strategy. We intend to pursue any remedy available to us under the law to recover money owed from TPT and to protect our technology and assets.

On May 13, 2021, we completed an agreement with VisualMED Clinical Solutions Corp. (“VisualMED”) a Nevada based public company, for VisualMED to acquire AMSG and HTS. After closing these entities will operate as wholly owned subsidiaries of VisualMED. Closing is subject to a number of customary conditions for a transaction of this nature and was intended to happen on or before May 31, 2021. As part of the agreement, VisualMED is required to complete any outstanding applications necessary to be fully compliant with Over-The-Counter (“OTC”) requirements before closing. VisualMED is in process of completing these applications but delayed communication from the OTC Markets has resulted in the May 31, 2021 timeframe not being met. The Company anticipates this agreement to close successfully in the coming weeks. Once the agreement has closed, VisualMED intends to file audited financial statements and other filings as required to become fully reporting with the SEC. The strategic goal of this transaction is to create a separate public company which can focus on its own strengths and operational plans and create value for us and our shareholders. We believe that we will be able to recognize the expenditures to date with regard to the AMSG & HTS Group, which are approximately $14 million, as an investment after the separation is complete.

We have reflected the amounts relating to AMSG and HTS (referred to as the AMSG & HTS Group) as a disposal group classified as held for sale and included in discontinued operations in our accompanying unaudited condensed consolidated financial statements.

EPIC Reference Labs, Inc.

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

During the third quarter of 2020, we announced that we had reached a tentative agreement to sell our last clinical laboratory outside of our hospital labs, EPIC Reference Labs, Inc., to TPT and as a result, EPIC Reference Labs, Inc.’s operations have been classified as held for sale and included in discontinued operations in the accompanying unaudited condensed consolidated financial statements. This proposed sale was terminated by us on March 10, 2021, along with a lab management agreement and other permissions that had been granted by us to TPT. We are owed certain payments under the agreements and we intend to take the necessary actions to secure payments owed by TPT.

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

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As noted in Notes 2 and 6 to the accompanying unaudited condensed consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Health and Human Services (“HHS”) Provider Relief Funds from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

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

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear to have peaked in December 2020. From third party information there have been 862,401 cases and 12,441 deaths as of May 29, 2021. The roll out of vaccinations is expected to significantly reduce the risk of death and reduce transmission of the virus and a return to more normal expectations is expected throughout 2021. These developments have had, and may continue to have, a material adverse effect on us and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		%		%
Revenues, net	(650,692)	100.0%	1,841,090	100.0%
Operating expenses:
Direct costs of revenue	1,597,098	245.4%	2,676,537	145.4%
General and administrative expenses	2,790,479	428.8%	2,933,014	159.3%
Depreciation and amortization	185,224	28.5%	164,707	8.9%
Loss from continuing operations	(5,223,493)	-802.8%	(3,933,168)	-213.6%
Other income (expense), net	2,468,789	379.4%	(105,766)	-5.7%
Interest expense	(912,624)	-140.3%	(2,890,260)	-157.0%
Benefit from income taxes	-	0.0%	1,118,485	60.8%
Net loss from continuing operations	$(3,667,328)	-563.6%	$(5,810,709)	-315.6%

Net Revenues

Consolidated net negative revenues were $0.7 million for the three months ended March 31, 2021, as compared to consolidated net positive revenues of $1.8 million for the three months ended March 31, 2020, a decrease of $2.5 million. Net revenues in the three months ended March 31, 2021 from Jellico Community Hospital and CarePlus Center decreased by $0.3 million and from Big South Fork Medical Center decreased by $2.2 million. Also, as a result of the COVID-19 pandemic, we believe demand for our services was reduced as we served less patients during the three months ended March 31, 2021 compared to the 2020 period. In addition, we closed Jellico Community Hospital on March 1, 2021, after the city of Jellico issued a 30-day termination notice for the lease of the building.

Net revenues for the three months ended March 31, 2021 and 2020 included estimated implicit price concessions of $3.0 million and $1.4 million, respectively, for doubtful accounts and $5.5 million and $10.5 million, respectively, for contractual allowances. The increase in implicit price concessions of $1.6 million for the three months ended March 31, 2021 as compared to the 2020 period was a significant factor in the decrease in net revenues. The estimated accounts receivable collection rate has been reduced to a lower percentage of gross revenue due to serving only emergency room patients during the three months ended March 31, 2021. Inpatient services typically deliver higher collection rates and the absence of inpatient services in the first quarter meant that the Company was dependent on revenue from emergency room services, which is typically a lower percentage of gross revenue. Inpatient services reopened in May 2021.

In a continued effort to refine our revenue recognition estimates, we practice the full retrospective approach, evaluating and analyzing the realizability of gross service revenues quarterly, to make certain that we are properly allowing for estimated implicit price concessions and contractual adjustments.

Direct Cost of Revenue

Direct costs of revenue decreased by $1.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We attribute the decrease to decreases in the number of patients served at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center. As a percentage of net revenues, direct costs increased to 245.4% in the three months ended March 31, 2021 compared to 145.4% in the comparable 2020 period. We attribute the increase in the direct costs as a percentage of net revenues to the decrease in the number of patients and to the COVID-19 pandemic. While the number of patients served decreased, certain direct costs of revenue remained.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 4.9%, compared to the same period a year ago. We attribute the decrease to the reduction of general and administrative expenses for our hospitals. Our corporate related expenses remained constant at approximately $0.6 million for the three months ended March 31, 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expense remained relatively stable at $0.2 million for both the three months ended March 31, 2021 and 2020.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income and (expense) and income taxes for the three months ended March 31, 2021 was $5.2 million compared to a loss of $3.9 million for the three months ended March 31, 2020. We attribute the increase in the operating loss primarily to the reduction in revenue in the 2021 period.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2021 consisted primarily of $2.5 million of income from HHS Provider Relief Funds, offset by $0.1 million for penalties and interest associated with non-payment of payroll taxes. Other expense, net for the three months ended March 31, 2020 included $0.1 million for penalties and interest associated with non-payment of payroll taxes.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $0.9 million, as compared to $2.9 million for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 included $0.8 million for interest on debentures and notes payable and $53,000 of interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the three months ended March 31, 2020 included $2.2 million for interest on debentures and notes payable, $0.4 million for interest incurred by Mr. Diamantis on borrowings he procured in order to loans funds to us and $0.3 million of interest on loans from Mr. Diamantis. The decrease in interest expense in the three months ended March 31, 2021 as compared to the 2020 period was due to the exchange of loans from Mr. Diamantis in the second quarter of 2020 and of debentures in the third quarter of 2020 for non-interest bearing preferred stock.

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

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2021 was $3.7 million, as compared to a net loss of $5.8 million for the three months ended March 21, 2020. The decrease was primarily due to income of $2.5 million from HHS Provider Relief Funds and a reduction in interest expense of $2.0 million in the three months ended March 31, 2021 compared to the 2020 period, partially offset by the increase in the loss from operations before other income (expense) and income taxes in the three months ended March 31, 2021 of approximately $1.3 million.

The following table presents key financial metrics that management uses to monitor the results for our Hospital Operations:

	Three Months Ended March 31,
Hospital Operations	2021	2020	Change	%

Revenues, net	$(650,692)	$1,841,090	$(2,491,782)	-135.3%
Direct costs of revenues	1,597,098	2,676,537	(1,079,439)	-40.3%

Number of Patients Served	4,400	5,341	(941)	-17.6%

Key Operating Measures:
Revenues, net per patient served	$(147.88)	$344.71	$(492.59)	-142.9%
Direct costs of revenues per patient served	$362.98	$501.13	$(138.15)	-27.6%

Our Hospital Operations have historically generated operating losses. We served less patients during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 partially as a result of the closure of Jellico Community Hospital on March 1, 2021. We also attribute the reduction in the number of patients served in the current period to the COVID-19 pandemic. We generated negative net revenues for the three months ended March 31, 2021, as the estimated accounts receivable collection rate has been reduced to a lower percentage of gross revenue. This was due to serving only emergency room patients during the three months ended March 31, 2021. Inpatient services typically deliver higher collection rates and the absence of inpatient services in the first quarter meant that our hospitals were dependent on revenue from emergency room services, which is typically a lower percentage of gross revenue. Inpatient services reopened in May

Net revenues and direct costs per patient served decreased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the type of services billed. Direct costs per patient were also impacted by the use of contract labor versus employees for patient care during the three months ended March 21, 2020.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2021 and the year ended December 31, 2020, we financed our operations from the issuances of equity, notes payable, loans from Christopher Diamantis, a former member of our Board of Directors, and the sale of accounts receivable under sales agreements. Also, during the year ended December 31, 2020 we received approximately $2.4 million from PPP Notes and approximately $12.5 million from HHS Provider Relief Funds, of which $8.0 million was recorded as other income in the second and third quarters of 2020 and $2.5 million was recorded as other income in the three months ended March 31, 2021. The remainder is recorded as a liability as of March 31, 2021. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The Company is in the process of applying for forgiveness for the PPP Notes and accrued interest. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements. We received approximately $0.7 million in cash from the issuances of promissory notes during the three months ended March 31, 2021. In addition, during the three months ended March 31, 2021, Mr. Diamantis loaned the Company $0.5 million and during the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes. Subsequent to March 31, 2021 and through June 2, 2021, we received $350,000 from the issuances of promissory notes and $2.0 million from the issuances of our Series O Convertible Preferred Stock. These financing transactions are more fully discussed in Notes 2, 4, 5, 6, 11 and 16 to our accompanying unaudited condensed consolidated financial statements.

As a result of conversions of shares of the Company’s preferred stock, the Company, as of the date of this report, has 10,000,000,000 shares of its common stock issued and outstanding. The Company, therefore, has issued all of its authorized shares of common stock. It cannot issue additional shares of common stock unless and until it is able to amend its Certificate of Incorporation to increase its authorized common stock or it effects a reverse stock split. The Company needs immediate additional capital to execute on its business plan and without the ability to issue shares of common stock will have difficulty securing the capital required to continue in business. Accordingly, on May 14, 2021, the Company filed a preliminary Information Statement on Schedule 14C to announce that it is seeking approval to effect a reverse stock split of its common stock. The ratio and timing of the proposed reverse stock split have not yet been determined.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $60.6 million and $922.8 million, respectively, at March 31, 2021. In addition, the Company had a loss from continuing operations of approximately $3.7 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively, and cash used in operating activities was $1.0 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed expenses, including interest are estimated at approximately $1.2 million per month. We expect a reduction in these costs in the second quarter as a result of Jellico closing.

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

As of March 31, 2021, we were party to legal proceedings, which are presented in Note 13 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020	Change

Cash	$71,709	$25,353	$46,356
Working capital deficit	(60,633,630)	(56,454,545)	(4,179,085)
Total debt, exclusive of discounts	22,071,495	20,770,771	1,300,724
Finance lease obligations	249,985	249,985	-
Stockholders’ deficit	(52,911,746)	(49,017,752)	(3,893,994)

The following table presents the major sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change

Cash used in operations	$(1,113,572)	$(2,496,390)	$1,382,818
Cash used in investing activities	-	-	-
Cash provided by financing activities	1,159,928	2,541,292	(1,381,364)

Net change in cash	46,356	44,902	1,454
Cash and cash equivalents, beginning of the year	25,353	16,933	8,420
Cash and cash equivalents, end of the period	$71,709	$61,835	$9,874

The components of cash used in operations for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended March 31,
	2021	2020	Change

Net loss from continuing operations	$(3,667,328)	$(5,810,709)	$2,143,381
Non-cash adjustments to income:	(2,291,904)	183,140	(2,475,044)
Accounts receivable	1,301,871	950,696	351,175
Inventory	(17,259)	(36,420)	19,161
Accounts payable, checks issued in excess of bank balance and accrued expenses	3,715,051	3,332,705	382,346
(Loss) income from discontinued operations	(226,666)	18,931	(245,597)
Income tax assets and liabilities	-	(1,118,485)	1,118,485
Other	39,453	(5,028)	44,481
Net cash used in operating activities	(1,146,782)	(2,485,170)	1,338,388
Cash provided by (used in) discontinued operations	33,210	(11,220)	44,430
Cash used in operations	$(1,113,572)	$(2,496,390)	$1,382,818

No cash was used or provided by investing activities during the three months ended March 31, 2021 and 2020.

Cash provided by financing activities for the three months ended March 31, 2021 of $1.1 million included primarily $0.5 million in loans from a former member of our board of directors and $0.7 million from the issuances of notes payable, partially offset by $0.2 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the three months ended March 31, 2020 of $2.5 million primarily included $3.1 million in loans from a former member of our board of directors and $1.1 million from the issuance of an installment note payable, partially offset by $0.2 million in payment of debentures, $0.2 million of installment note payable payments and $0.1 million of finance lease obligation payments.

The Company had 474,730,679 and 39,648,679 shares of common stock issued and outstanding at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company issued an aggregate of 435,082,000 shares of its common stock upon conversion of $4,177,516 of stated value of shares of its Series N Preferred Stock. During the year ended December 31, 2020, the Company issued an aggregate of 313,000 shares of its common stock upon conversion of $277,994 of stated value of its Series I-2 Convertible Preferred Stock and 38,371,250 shares of its common stock upon conversion of $1,001,000 of stated value of shares of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7, 11 and 16 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totalled 25.9 billion at March 31, 2021 and 164.7 billion at June 2, 2021.

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

As of March 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2020. As of March 31, 2021, we concluded that these material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 13 to the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2020 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.

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

RENNOVA HEALTH, INC.

Date: June 14, 2021	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

