Form 10-Q
period 2021-06-30
Rennova Health, Inc.
filed 2021-08-16
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 11, 2021, the registrant had 29,350,000 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2021

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Part 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$199,632	$25,353
Accounts receivable, net	-	499,454
Inventory	490,988	445,415
Prepaid expenses and other current assets	175,162	148,522
Income tax refunds receivable	1,139,226	1,420,251
Current assets of discontinued operations	-	184,510
Total current assets	2,005,008	2,723,505

Property and equipment, net	7,515,703	7,814,435
Intangibles, net	259,443	259,443
Investments	8,500,000	-
Deposits	282,163	263,621
Right-of-use assets	910,541	1,000,272
Non-current assets of discontinued operations	152,298	200,815

Total assets	$19,625,156	$12,262,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $0.4 million and $0.3 million, respectively)	$15,969,902	$14,251,851
Checks issued in excess of bank account balance	203,784	84,760
Accrued expenses (includes related party amounts of $0.3 million and $0.2 million, respectively)	17,975,899	19,135,569
Income taxes payable	1,157,812	1,438,837
Current portion of notes payable	6,394,997	4,786,976
Current portion of note payable, related party	2,627,000	2,097,000
Current portion of finance lease obligations	249,985	249,985
Current portion of debentures	12,690,539	12,690,539
Current portion of right-of-use operating lease obligations	217,937	172,952
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,532,782	3,814,245
Total current liabilities	59,475,973	59,178,050

Other liabilities:
Notes payable, net of current portion	797,007	1,196,256
Right-of-use operating lease obligations, net of current portion	692,604	827,320
Non-current liabilities of discontinued operations	-	78,217
Total liabilities	60,965,584	61,279,843

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 21,380 and 22,000 shares issued and outstanding, respectively	214	220
Series N preferred stock, $0.01 par value, 50,000 shares authorized, 16,369 and 29,434 shares issued and outstanding, respectively	163	294
Series O preferred stock, $0.01 par value, 10,000 shares authorized, 2,750 and 0 shares issued and outstanding, respectively	28	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 10,000,000 and 39,648 shares issued and outstanding, respectively	1,000	4
Additional paid-in-capital	971,608,828	819,498,236
Accumulated deficit	(1,012,970,661)	(868,536,506)
Total stockholders’ deficit	(41,340,428)	(49,017,752)
Total liabilities and stockholders’ deficit	$19,625,156	$12,262,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenues	$928,849	$2,069,019	$278,157	$3,910,109

Operating expenses:
Direct costs of revenues	1,269,302	2,669,112	2,866,400	5,345,649
General and administrative expenses	2,105,888	2,399,391	4,896,367	5,332,405
Depreciation and amortization	193,640	181,091	378,864	345,798
Total operating expenses	3,568,830	5,249,594	8,141,631	11,023,852
Loss from continuing operations before other income (expense) and income taxes	(2,639,981)	(3,180,575)	(7,863,474)	(7,113,743)

Other income (expense):
Other income/expense, net	2,008,597	6,895,827	4,486,246	6,790,061
Gain from legal settlements, net	31,050	1,096,613	22,190	1,096,613
Interest expense	(889,763)	(2,658,510)	(1,802,387)	(5,548,770)
Total other income (expense), net	1,149,884	5,333,930	2,706,049	2,337,904

Net income (loss) from continuing operations before income taxes	(1,490,097)	2,153,355	(5,157,425)	(4,775,839)

Benefit from income taxes	-	-	-	(1,118,485)

Net income (loss) from continuing operations	(1,490,097)	2,153,355	(5,157,425)	(3,657,354)

Loss from discontinued operations	(165,737)	(31,727)	(392,403)	(12,796)
Gain on sale	10,727,152	-	10,727,152	-

Total income (loss) from discontinued operations	10,561,415	(31,727)	10,334,749	(12,796)
Net income (loss)	9,071,318	2,121,628	5,177,324	(3,670,150)
Deemed dividends	(99,253,330)	(3,150,368)	(149,611,479)	(3,150,368)
Net loss available to common stockholders	$(90,182,012)	$(1,028,740)	$(144,434,155)	$(6,820,518)

Net loss per share of common stock available to common stockholders- basic and diluted:
Continuing operations	$(13.78)	$(1,007.08)	$(40.74)	$(6,904.38)
Discontinued operations	1.44	(32.05)	2.72	(12.98)
Total basic and diluted	$(12.34)	$(1,039.13)	$(38.02)	$(6,917.36)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	7,310,286	990	3,799,062	986

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended June 30, 2021

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	39,648	$4	$819,498,236	$(868,536,506)	$(49,017,752)
Conversion of Series N Preferred Stock into common stock	(4,177)	(42)	435,082	44	(2)	-	-
Deemed dividends					50,358,149	(50,358,149)	-
Net loss	-	-	-	-	-	(3,893,994)	(3,893,994)
Balance at March 31, 2021	2,047,267	$20,472	474,730	$48	$869,856,383	$(922,788,649)	$(52,911,746)
Conversion of Series M Preferred Stock into common stock	(620)	(6)	450,000	45	(39)	-	-
Conversion of Series N Preferred Stock into common stock	(8,888)	(89)	9,075,270	907	(818)	-	-
Issuance of Series O Preferred Stock	2,750	28	-	-	2,499,972	-	2,500,000
Deemed dividends					99,253,330	(99,253,330)	-
Net income	-	-	-	-	-	9,071,318	9,071,318
Balance at June 30, 2021	2,040,509	$20,405	10,000,000	$1,000	$971,608,828	$(1,012,970,661)	$(41,340,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended June 30, 2020

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	965	$-	$510,402,293	$(586,942,014)	$(76,519,721)
Conversion of Series I-2 Preferred Stock into common stock	-	-	25	-	25,000	-	25,000
Net loss	-	-	-	-	-	(5,791,778)	(5,791,778)
Balance at March 31, 2020	2,000,010	$20,000	990	$-	$510,427,293	$(592,733,792)	$(82,286,499)
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Net income	-	-	-	-	-	2,121,628	2,121,628
Balance at June 30, 2020	2,022,010	$20,220	990	$-	$532,427,073	$(593,762,532)	$(61,315,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss from continuing operations	$(5,157,425)	$(3,657,354)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	378,864	345,798
Amortization of debt discount	27,630	63,695
Net gain from legal settlements	(22,190)	(1,096,613)
Other income from federal government provider relief funds	(4,400,000)	(7,483,830)
Loss on sales of accounts receivable under sale agreements	-	249,500
Income (loss) from discontinued operations	10,334,749	(12,796)
Gain on sale of discontinued operations	(10,727,152)	-
Changes in operating assets and liabilities:
Accounts receivable	920,577	1,328,369
Inventory	(45,573)	(75,732)
Prepaid expenses and other current assets	(26,640)	(16,935)
Security deposits	(18,542)	9,872
Change in right-of-use assets	89,731	(160,421)
Accounts payable and checks issued in excess of bank balances	1,837,074	(1,973,633)
Accrued expenses	3,126,033	4,492,549
Change in right-of-use operating lease obligations	(89,731)	118,899
Income tax assets and liabilities	-	(1,118,485)
Net cash used in operating activities of continuing operations	(3,772,595)	(8,987,117)
Net cash provided by (used in) operating activities of discontinued operations	40,098	(136,313)
Net cash used in operating activities	(3,732,497)	(9,123,430)

Cash flows from investing activities:
Purchases of property and equipment	(80,132)	(10,435)
Net cash used in investing activities of continuing operations	(80,132)	(10,435)

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	890,000	4,595,553
Payment on related party note payable and advances	(360,000)	(3,251,387)
Payments of debentures	-	(720,000)
Proceeds from issuances of notes payable	1,245,000	1,077,116
Payments on notes payable	(100,508)	(793,715)
Proceeds from sale of accounts receivable under sales agreement	-	465,000
Receivables paid under accounts receivable sales agreements	(247,986)	(1,073,854)
Proceeds from issuance of Series O Preferred Stock	2,500,000	-
Federal government provider relief funds	-	7,483,830
Proceeds from Paycheck Protection Program notes payable	-	2,264,200
Payments on capital lease obligations	-	(100,707)
Net cash provided by financing activities of continuing operations	3,926,506	9,946,036
Net cash provided by (used in) financing activities of discontinued operations	60,402	(18,256)
Net cash provided by financing activities	3,986,908	9,927,780

Net change in cash	174,279	793,915

Cash at beginning of period	25,353	16,933

Cash at end of period	$199,632	$810,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate, a physician’s office in Jamestown, Tennessee that it plans to reopen and a rural clinic in Kentucky. The Company’s operations consist of only one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2021, the results of its operations and changes in stockholders’ deficit for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2021 may not be indicative of results for the year ending December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Loss

During the three and six months ended June 30, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented in the accompanying unaudited condensed consolidated statements of operations.

Reclassifications

Certain items in the statement of operations for the six months ended June 30, 2021 were reclassified for comparison purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, the fair values of consideration received from the sale of subsidiaries, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuation of equity and derivative instruments, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Reverse Stock Splits

On July 22, 2020, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-10,000 reverse stock split effective July 31, 2020 and on July 8, 2021, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-1,000 reverse stock split effective July 16, 2021 (the “Reverse Stock Splits”). The holders of a majority of the total voting power of the Company’s securities had approved these amendments to the Company’s Certificate of Incorporation on May 7, 2020 for the July 31, 2020 reverse stock split and on June 15, 2021 for the July 16, 2021 reverse stock split. In both cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on July 31, 2020 and every 1,000 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on July 16, 2021. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the payment of cash in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Splits.

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company of 10,000,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Splits.

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services, Inc.

On June 25, 2021, the Company sold its subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services, Inc. (“AMSG”), including their subsidiaries, to VisualMED Clinical Solutions Corp. (“VisualMED”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions.

In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, VisualMED issued the Company 14,000 shares of its Series B Non-Voting Convertible Preferred Stock (the “VisualMED Series B Preferred Stock”). The number of shares of VisualMED Series B Preferred Stock will be subject to a post-closing adjustment. Each share of VisualMED Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of VisualMED common stock equal to the stated value divided by 90% of the average closing price of the VisualMED common stock during the 10 trading days immediately prior to the conversion date. Conversion of the VisualMED Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the VisualMED Series B Preferred Stock) in the common stock of VisualMED would exceed 4.99%. The shares of the VisualMED Series B Preferred Stock may be redeemed by VisualMED upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company has recorded the VisualMED Series B Preferred Stock as a long-term asset valued at $8.5 million at June 30, 2021 and a gain on the sale of HTS and AMSG of $10.7 million in the six months ended June 30, 2021, of which $8.5 million resulted from the value of the VisualMED Series B Preferred Stock and $2.2 million resulted from the transfer to VisualMED of the net liabilities of HTS and AMSG. See Note 14 for a discussion of the assumptions used in the valuation of the VisualMed Series B Preferred Stock.

The financial results of HTS and AMSG, including the gain on sale, are reflected as discontinued operations in the Company’s consolidated financial statements. See Note 14.

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

We review our calculations for the realizability of gross revenues monthly to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups and within our service offerings. The contractual allowance calculation is made based on historical allowance rates for the various specific payer groups monthly with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions. This calculation is routinely analyzed by us based on actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our net revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Net revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and six months ended June 30, 2021 and 2020.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. The federal poverty level is established by the federal government and is based on income and family size. The Company considers the poverty level in determining whether patients qualify for free or reduced cost of care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts and to the estimated implicit price concessions at each of our facilities provide reasonable estimates of our net revenues and valuation of our accounts receivable. For the three months ended June 30, 2021 and 2020, we recorded estimated contractual allowances of $4.0 million and $8.4 million, respectively, and estimated implicit price concessions of $1.3 million and $2.7 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded estimated contractual allowances of $9.5 million and $18.9 million, respectively, and estimated implicit price concessions of $4.3 million and $4.0 million, respectively. These amounts have been recorded as to enable us to record our net revenues and accounts receivable at the estimated amounts we expect to collect. The estimated accounts receivable collection rate had been reduced to a lower percentage of gross revenue for the six months ended June 30, 2021 due to serving only emergency room patients during the first four months of the period. Inpatient services typically deliver higher collection rates and the absence of inpatient services meant that the Company was dependent on revenue from emergency room services, which is typically at a lower percentage of gross revenue. Inpatient services reopened in May 2021.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual allowances and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as an adjustment to revenues. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $5.3 million and $11.1 million, respectively, for the three months ended June 30, 2021 and 2020, we reported net revenues of $0.9 million and $2.1 million, respectively. After estimated implicit price concessions and contractual and related allowance adjustments to revenues of $13.8 million and $22.9 million, respectively, for the six months ended June 30, 2021 and 2020, we reported net revenues of $0.3 million and $3.9 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842) as updated, which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 9.

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

The Company did not record an asset impairment charge during the three and six months ended June 30, 2021 and 2020.

Fair Value Measurements

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

We applied the Level 3 fair value hierarchy in determining the fair value of the VisualMed Series B Preferred Stock on June 30, 2021 as more fully discussed in Note 14.

Derivative Financial Instruments, Including the Adoption of ASU 2017-11

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings (loss) per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

When the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. The incremental value of warrants as a result of the down round provisions of $99.3 million and $149.6 million were recorded as deemed dividends for the three and six months ended June 30, 2021, respectively. We did not record deemed dividends as a result of the down round provisions during the three and six months ended June 30, 2020, however, we did record a deemed dividend during the three and six months ended June 30, 2020 as a result of the issuance of our Series M Convertible Preferred Stock (the “Series M Preferred Stock”) as more fully discussed in Note 11. See Note 10 for an additional discussion of derivative financial instruments.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss available to common stockholders. See Note 3 for the computation of the loss per share for the three and six months ended June 30, 2021 and 2020.

Note 2 – Liquidity and Financial Condition

Jamestown Regional Medical Center

Following an inspection at Jamestown Regional Medical Center it was determined that several conditions of participation in its Medicare agreement were deficient and the hospital failed to adequately correct the deficiencies. As a result, on June 12, 2019, Jamestown Regional Medical Center’s Medicare agreement was terminated. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed and is now intended that the re-opening process will be initiated in before the end of 2021.

Jellico Community Hospital

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital. On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. The closure reduced operating losses and the monthly cash deficit for the Company. The collections of receivables for the hospital have been negatively impacted by the closure and mean a significant shortfall in the amount required to satisfy liabilities at the facility.

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

HHS Provider Relief Funds

The Company received Provider Relief Funds from the United States Department of HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The funds were being released in tranches, and HHS partnered with UnitedHealth Group to distribute the initial $30 billion in funds by direct deposit to providers. As of June 30, 2021, our facilities have received approximately $12.4 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through June 30, 2021,we have recognized the full amount of these funds as income as of June 30, 2021 of which $7.5 million and $0.5 million was recognized during the second and third quarters of 2020, respectively, and $2.5 million and $1.9 million was recognized as income during the first and second quarters of 2021, respectively.

On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”), which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from HHS that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from HHS may be recognized up to a net zero gain/loss in 2020. On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”), which includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. As codified in the October 22, 2020 Notice, the Company’s estimate of pandemic relief funds as of June 30, 2021 includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change served to increase amounts eligible to be recognized as income, as compared to the September 19, 2020 Notice. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such payments, including auditing and reporting requirements, continues to evolve. On January 15, 2021, the government issued “General and Targeted Distribution Post-Payment Notice of Reporting Requirements,” (the “January 15, 2021 Notice”), which again provides guidance on reporting instructions and use of funds. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts previously recognized, which may be material.

As of June 30, 2021, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the October 22, 2020 Notice, the January 15, 2021 Notice and the Company’s results of operations during 2020 and the six months ended June 30, 2021. The Company believes that it was appropriate to recognize as income the full amount of the funds received, which were $12.4 million, as of June 30, 2021.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $57.5 million and $1.0 billion, respectively, at June 30, 2021. In addition, the Company had a loss from continuing operations before other income (expense) and income taxes of approximately $2.6 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively, and a loss from continuing operations before other income (expense) and income taxes of $7.9 million and $7.1 million, for the six months ended June 30, 2021 and 2020, respectively. Cash used in operating activities was $3.7 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 1, on June 25, 2021, the Company sold HTS and AMSG to VisualMED and the Company received VisualMED’s Series B Preferred Stock valued at $8.5 million as consideration for the sale (subject to post-closing adjustments). In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to VisualMED. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations. In addition, during 2020, the Company announced plans to sell its clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, effective June 30, 2021, it has ceased all efforts to sell the company. Discontinued operations are more fully discussed in Note 14.

On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital and CarePlus Center and a hospital and physician’s office that it plans to reopen and operate. Rural hospitals are a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its revenues, and eventually regain profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three and six months ended June 30, 2021 and 2020, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share available to common stockholders during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss) from continuing operations	$(1,490,097)	$2,153,355	$(5,157,425)	$(3,657,354)
Deemed dividends	(99,253,330)	(3,150,368)	(149,611,479)	(3,150,368)
Net loss available to common stockholders, continuing operations	(100,743,427)	(997,013)	(154,768,904)	(6,807,722)
Net income (loss) from discontinued operations	10,561,415	(31,727)	10,334,044	(12,796)
Net loss available to common stockholders	$(90,182,012)	$(1,028,740)	$(144,434,155)	$(6,820,518)

Denominator
Basic and diluted weighted average shares of common stock outstanding	7,310,286	990	3,799,062	986

Loss per share available to common stockholders, basic and diluted:
Continuing operations	$(13.78)	$(1,007.08)	$(40.74)	$(6,904.38)
Discontinued operations	1.44	(32.05)	2.72	(12.98)
Total basic and diluted	$(12.34)	$(1,039.13)	$(38.02)	$(6,917.36)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2021 and 2020, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	June 30,
	2021	2020
Warrants	122,395,632	63,467
Convertible preferred stock	85,852,763	16,761
Convertible debentures	5,963,367	1,548
Stock options	26	26
	214,211,788	81,802

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7, 11 and 12). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 4.7 billion at August 11, 2021, as more fully discussed in Note 16. See Note 11 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivables at June 30, 2021 (unaudited) and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Accounts receivable	$13,110,044	$16,922,576
Less:
Allowance for contractual obligations	(7,660,569)	(13,185,843)
Allowance for doubtful accounts	(4,147,145)	(1,513,827)
Accounts receivable owed under sales agreements	(1,302,330)	(1,723,452)
Accounts receivable, net	$-	$499,454

The allowance for contractual obligations reflected in the table above decreased as a percentage of accounts receivable to 58% at June 30, 2021 compared to 78% at December 31, 2020. The allowance is based on historical contractual allowance rates. The decrease in the percentage of contractual obligations to accounts receivable was due to rate changes.

Estimated implicit price concessions deducted from revenues for the three months ended June 30, 2021 and 2020 were $1.3 million and $2.7 million, respectively, and for the six months ended June 30, 2021 and 2020 were $4.3 million and $4.0 million, respectively. The allowance for doubtful accounts deducted from accounts receivable was $4.1 million at June 30, 2021 compared to $1.5 million at December 31, 2020, an increase of $2.6 million. The increase was due to updates to estimated collection rates and the closure of Jellico Community Hospital. The Company’s policy is to write off accounts receivable balances against the allowance for implicit price concessions once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold an aggregate of $3.3 million of accounts receivable on a non-recourse basis for an aggregate purchase price paid to the Company of $2.2 million, less $0.1 million of origination fees. Accordingly, the Company recorded a loss on the sales of $1.2 million during the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, $1.5 million and $1.7 million, respectively, was outstanding and owed under the accounts receivable sales agreements. As of June 30, 2021, $1.3 million was recorded as a reduction of accounts receivable and $0.2 million was recorded in accrued expenses. The $0.2 million that was recorded in accrued expenses (see Note 5) represents the portion sold in excess of the balance of accounts receivable recorded by the Company as due on June 30, 2021.

On January 29, 2020, the Company entered into a secured installment promissory note (the “Ponte Note”) in the principal amount of $1.2 million, less $0.1 million in origination fees, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements entered into during 2019. The Ponte Note is more fully discussed in Note 6.

Income Tax Refunds Receivable

As of June 30, 2021 and December 31, 2020, the Company had $1.1 million and $1.4 million, respectively, of income tax refunds receivable. During 2020, the U.S. Congress approved the CARES Act, which allowed a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments. During the six months ended June 30, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. No refunds were received during the six months ended June 30, 2020. The Company used the $0.3 million of refunds that it received in the six months ended June 30, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from an audit of the Company’s 2015 Federal tax return as more fully discussed in Note 13. The Company’s income taxes are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 5 – Accrued Expenses

Accrued expenses at June 30, 2021 (unaudited) and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued payroll and related liabilities	$9,133,513	$8,263,940
HHS Provider Relief Funds (See Note 2)	-	4,400,000
Accrued interest	6,357,858	4,728,942
Accrued legal	1,047,318	1,097,318
Amounts owed under accounts receivable sales agreements in excess of accounts receivable (See Note 4)	173,137	-
Other accrued expenses	1,264,073	645,369
Accrued expenses	$17,975,899	$19,135,569

Accrued payroll and related liabilities at June 30, 2021 and December 31, 2020 included approximately $2.7 million and $2.5 million, respectively, for penalties associated with approximately $5.0 million and $4.4 million of accrued past due payroll taxes as of June 30, 2021 and December 31, 2020, respectively.

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with third parties and affiliates. At June 30, 2021 (unaudited) and December 31, 2020, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30, 2021	December 31, 2020

Loan payable to TCA Global Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	$1,741,893	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	291,559	297,068

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,450,000

Notes payable under the Paycheck Protection Program (“PPP) issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	2,385,922	2,385,921

The Ponte Note dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	50,000	108,350

Notes payable dated January 31, 2021 and February 16, 2021 due six months from the date of issuance bearing interest at 10% for the period outstanding.	245,000	-

Warrant pre-payment promissory notes dated February 25, 2021, April 9, 2021, April 16, 2021 and April 22, 2021, non-interest bearing, $1,100,000 aggregate principal amount, issued with $100,000 of original issue discounts and payable 12 months from the date of issuance	1,027,630	-

	7,192,004	5,983,232
Less current portion	(6,394,997)	(4,786,976)
Notes payable - third parties, net of current portion	$797,007	$1,196,256

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

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 13). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of June 30, 2021, the Company has paid $50,051 of principal amount of these notes.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, the note holder sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. Mr. Diamantis was a former member of the Company’s Board of Directors. In May 2020, the Company, Mr. Diamantis, as guarantor, and the note holder entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. As of June 30, 2021, $450,000 has been paid in cash and $2.1 million ($1.4 million of principal and $0.6 million of accrued penalty interest), remains past due. The Stipulation is more fully discussed in Note 13.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes is payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The aggregate monthly payment of all of the PPP Notes would be approximately $0.1 million. The Company believes that it has used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds has met the conditions for forgiveness of the loans, it cannot assure you that it has not taken actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part. The Company is in the process of applying for forgiveness of the PPP Notes.

On January 29, 2020, the Company entered into the Ponte Note in the principal amount of $1.2 million. Pursuant to the Ponte Note, weekly installment payments ranging from $22,500 to $34,000 were due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Ponte Note, which was issued with an original issue discount in the amount of approximately $0.1 million, is non-interest bearing and subject to a late-payment fee of 10%. The Company did not make certain installment payments due under the note and accordingly it recorded a $9,850 late payment penalty and incurred certain legal fees in connection with the payment default. On May 5, 2021, the Company entered into a settlement agreement with the holder under which the Company agreed to pay $125,000 in full satisfaction of the note of which $75,000 was paid in the six months ended June 30, 2021. The remaining balance of $50,000 is due in two monthly payments of $25,000 in July 2021 and August 2021.

On each of February 25, 2021, April 9, 2021, April 16, 2021 and April 22, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $1.1 million. The Company received proceeds of $1.0 million from the payees and, accordingly, it recorded a total of $0.1 million in original issue discount of which, $4,795 and $27,630 was amortized in the three and six months ended June 30, 2021, respectively. The payees may at their option apply all or any portion of the principal amount outstanding to the exercise of any common stock warrants of the Company. The notes are unsecured and they mature 12 months from the date of issuance. The notes do not bear interest but an interest rate of 18% will be applied to the outstanding principal commencing five days after any event of default that results in their acceleration.

Note Payable – Related Party

	June 30, 2021	December 31, 2020
	(unaudited)

Note payable to Christopher Diamantis due on demand and bearing interest at 10% on the majority of amounts loaned	$2,627,000	$2,097,000

Total note payable, related party	2,627,000	2,097,000

Less current portion of note payable, related party	(2,627,000)	(2,097,000)
Total note payable, related party, net of current portion	$-	$-

During the six months ended June 30, 2021 and 2020, Mr. Christopher Diamantis, a former member of our Board of Directors, loaned the Company $0.9 million and $4.6 million, respectively, the majority of which was for working capital purposes. During the six months ended June 30, 2021 and 2020, the Company repaid $0.4 and $3.3 million of the loans from Mr. Diamantis, respectively, and on June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which totaled approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed in Note 11.

During the three months ended June 30, 2021 and 2020, the Company accrued interest of $36,000 and $0.2 million, respectively, on the loans from Mr. Diamantis and during the six months ended June 30, 2021 and 2020, it accrued interest of $0.1 million and $0.5 million, respectively, on the loans from Mr. Diamantis. As of June 30, 2021 and December 31, 2020, accrued interest on the loans from Mr. Diamantis totaled $0.3 million and $0.2 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, Mr. Diamantis incurs interest expenses as a result of borrowing money from third parties to lend to the Company. Therefore, the Company reimburses Mr. Diamantis for a certain portion of the third party interest he incurs.

Note 7 – Debentures

The carrying amount of all outstanding debentures as of June 30, 2021and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Debentures	$12,690,539	$12,690,539
Less current portion	(12,690,539)	(12,690,539)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures totaling $12.7 million, including late-payment penalties, at December 31, 2020 was past due by the debentures’ original terms. The debentures bear interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. The terms of the outstanding debentures as of December 31, 2020 are more fully described in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. Certain of these debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 11.

The Company accrued interest expense on outstanding debentures during the three months ended June 30, 2021 and 2020 of $0.6 million and $1.9 million, respectively, and during the six months ended June 30, 2021 and 2020 of $1.1 million and $3.9 million, respectively.

On June 30, 2021, as adjusted for the Reverse Stock Splits, $2.6 million of principal amount of outstanding debentures were convertible into 5.9 million shares of the Company’s common stock at a price of $0.4407 per share and $5.6 million of outstanding debentures were convertible on that date into 0.1 million shares of the Company’s common stock at a conversion price of $52.00. The remaining outstanding debentures of $4.5 million are non-convertible.

See Notes 3 and 11 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of June 30, 2021 and Note 16 for the dilutive effect of outstanding convertible debentures and warrants as of August 11, 2021.

Note 8 – Related Party Transaction

Alcimede LLC (“Alcimede”) billed $0.1 million and $0.1 million for consulting fees for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for consulting fees for the six months ended June 30, 2021 and 2020, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (also see Note 11).

The terms of the foregoing transaction and the transactions discussed in Note 6 and 11 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

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

The following table presents our lease-related assets and liabilities at June 30, 2021 and December 31, 2020:

	Balance Sheet Classification	June 30, 2021	December 31, 2020

Assets:
Operating leases	Right-of-use operating lease assets	$910,541	$1,000,272
Finance leases	Property and equipment, net	249,985	249,985

Total lease assets		$1,160,526	$1,250,257

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$217,937	$172,952
Finance leases	Current liabilities	249,985	249,985
Noncurrent:
Operating leases	Right-of-use operating lease obligations	692,604	827,320

Total lease liabilities		$1,160,526	$1,250,257

Weighted-average remaining term:
Operating leases		3.92 years	4.17 years
Finance leases		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Finance lease expense:
Depreciation/amortization of leased assets	$-	$10,539	$-	$26,349
Interest on lease liabilities	-	46,503	-	93,012
Operating leases:
Short-term lease expense (1)	34,033	69,235	106,583	169,942

Total lease expense	$34,033	$126,277	$106,693	$289,303

(1)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$102,152	$73,812
Operating cash flows for finance leases	-	9,455
Financing cash flows for finance leases payments	-	100,707

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
Twelve months ended June 30, 2022	$314,807	$253,776
Twelve months ended June 30, 2023	339,024	-
Twelve months ended June 30, 2024	216,239	-
Twelve months ended June 30, 2025	222,712	-
Twelve months ended June 30, 2026	74,598	-
Thereafter	-	-
Total	1,167,380	253,776

Less interest	(256,839)	(3,791)
Present value of minimum lease payments	$910,541	$249,985

Less current portion of lease obligations	(217,937)	(249,985)
Lease obligations, net of current portion	$692,604	$-

As of June 30, 2021, the Company was in default under its finance lease obligations, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease totaling approximately $0.2 million is deemed to be immediately due.

Note 10 – Fair Value Measurements

Fair Value Measurements

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At June 30, 2021 and December 31, 2020, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020:

VisualMED Series B Preferred Stock	$-	$-	$-	$-
Embedded conversion option of debenture	-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of June 30, 2021:
VisualMED Series B Preferred Stock	$-	$-	$8,500,000	$8,500,000
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$8,955,336	$8,955,336

The fair value of the VisualMED Series B Preferred Stock of $8.5 million as of June 30, 2021 is more fully discussed in Note 14.

The Company utilized the following method to value its derivative liability as of June 30, 2021 and December 31, 2020 for an embedded conversion option related to an outstanding debenture valued at $455,336. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three and six months ended June 30, 2021 and 2020 as there was no change in the conversion price terms during the periods.

During the three and six months ended June 30, 2021, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants as a result of the decreases in the conversion/exercise prices was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the three months ended June 30, 2021: risk free rates ranging from 0.06% to 0.07%, volatility ranging from 216.72% to 253.20% and terms ranging from .66 year to 1 year. The following assumptions were utilized in the Black Scholes valuation models for the six months ended June 30, 2021: risk free rates ranging from 0.06% to 0.10%, volatility ranging from 213.25% to 253.20% and terms ranging from .66 year to 1.21 years. The incremental fair value of $99.3 million and $149.6 million was recorded as deemed dividends for the three and six months ended June 30, 2021, respectively. No deemed dividends were recorded in the three and six months ended June 30, 2020 as a result of down round provision features as no down round provisions were triggered during the periods. Deemed dividends of $3.2 million were recorded in the three and six months ended June 30, 2020 as a result of the issuance of the Series M Preferred Stock as more fully discussed in Note 11. Deemed dividends are also discussed in Notes 1 and 3.

Note 11 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of June 30, 2021, the Company had outstanding shares of preferred stock consisting of 1,750,000 shares of its Series F Convertible Preferred Stock convertible into one share of the Company’s common stock, 10 shares of its Series H Convertible Preferred Stock convertible into 0.5 million shares of the Company’s common stock, 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 21,380.35 shares of its Series M Preferred Stock, 16,368.88 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”), and 2,750 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). The Series L Preferred Stock, the Series M Preferred Stock, the Series N Preferred Stock and the Series O Preferred Stock are more fully described below.

Series L Preferred Stock

On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series L Preferred Stock. On May 5, 2020, the Company entered into an exchange agreement with Alcimede. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. Upon the issuance of the Series L Preferred Stock to Alcimede, the shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date.

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

During the six months ended June 30, 2021, the holder converted 619.65 shares of his Series M Preferred Stock, with a stated value of $0.6 million into 450,000 shares of the Company’s common stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Preferred Stock

On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the Exchange and Redemption Agreement, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) and Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock”) for 30,435.52 shares of the Company’s Series N Preferred Stock. The terms of the Series N Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020.

During the year ended December 31, 2020, the holders converted 1,001 shares of their Series N Preferred Stock, with a stated value of $1.0 million, into 38,371 shares of the Company’s common stock. During the six months ended June 30, 2021, the holders converted 13,065.53 shares of their Series N Preferred Stock, with a stated value of $13.1 million, into 9,510,352 shares of the Company’s common stock.

Series O Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its newly-authorized Series O Preferred Stock. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of May 10, 2021 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Purchase Agreement provides for the issuance of up to 4,400 shares of Series O Preferred Stock at four closings of 1,100 shares each. If all such shares of Series O Preferred Stock are issued, the Company will receive proceeds of $4.0 million.

The first closing occurred on May 10, 2021, the second closing occurred on May 18, 2021 and one-half of the third closing was funded on June 29, 2021. As of June 30, 2021, Company issued an aggregate of 2,750 shares of its Series O Preferred Stock and received total proceeds of $2.5 million as a result of the closings.

The Series O Preferred Stock, which has been issued for cash, does not contain mandatory redemption or other features that would require it to be presented on the balance sheet outside of equity and, therefore, it qualifies for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses, derivative liabilities or deemed dividends have been recorded in connection with the issuances of the stock.

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

Rank. The Series O Preferred Stock ranks with respect to dividends or a liquidation, (i) on parity with the common stock, the Company’s Series H Preferred Stock, the Company’s Series L Preferred Stock, the Company’s Series M Preferred Stock and the Company’s Series N Preferred Stock, (ii) senior to the Company’s Series F Preferred Stock, and (iii) junior to any other class or series of preferred stock of the Company afterwards created and ranking by its terms senior to the Series O Preferred Stock.

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

Common Stock

The Company had 10,000,000 and 39,648 shares of its common stock issued and outstanding at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company issued 450,000 shares of its common stock upon the conversion of 619.65 shares of its Series M Preferred Stock and 9,510,352 shares of its common stock upon the conversion of 13,065.53 shares of its Series N Preferred Stock. During the six months ended June 30, 2020, the Company issued 25 shares of its common stock upon the conversion of 21.25 shares of its Series I-2 Preferred Stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the reverse stock split effected on July 16, 2021, which is more fully discussed in Note 1. See Note 16 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of August 11, 2021.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of June 30, 2021, 26 options were outstanding and exercisable with a weighted average exercise price of $2,992,125 per share. No options were issued, forfeited or expired during the six months ended June 30, 2021. The remaining weighted average contractual term is 4.87 years. The intrinsic value of the options exercisable at each of June 30, 2021 and December 31, 2020 was $0. No compensation expense was recorded in the three and six months ended June 30, 2021 and 2020 as all of the options were fully vested as of December 31, 2019.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock totaling 122.4 million at June 30, 2021. During the six months ended June 30, 2021, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 117.8 million shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 7.

Included in the warrants outstanding at June 30, 2021, were warrants issued in connection with the debentures issued in March 2017. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). At June 30, 2021, these warrants were exercisable into an aggregate of approximately 108.9 million shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At June 30, 2021, the Series A Warrants were exercisable for 40.8 million shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At June 30, 2021, the Series B Warrants were exercisable for 26.1 million shares of the Company’s common stock and are exercisable until March 31, 2022. At June 30, 2021, the Series C Warrants were exercisable for 42.0 million shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At June 30, 2021, the Series A, Series B and Series C Warrants each have an exercise price of $0.4407 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections. During the three and six months ended June 30, 2021, reductions in the exercise prices of the March Warrants have given rise to deemed dividends as more fully discussed in Notes 1, 3 and 10.

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

The following summarizes the information related to the number of shares of common stock issuable under outstanding warrants during the six months ended June 30, 2021:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2020	4,571,165	$19.99
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	117,824,467
Balance at June 30, 2021	122,295,632	$0.7465

See above and Notes 1, 3, 10, 11 and 16 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Note 12 – Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$-	$9,455
Cash paid for income taxes	$281,025	$-

Non-cash investing and financing activities:
Preferred stock of VisualMED received from the sale of HTS and AMSG	$8,500,000	$-
Net liabilities of HTS and AMSG transferred to VisualMED	2,227,152	-
Series I-2 Preferred Stock converted into common stock	-	25,000
Exchange of Series K Preferred Stock for Series L Preferred Stock	-	(2,500)
Issuance of Series L Preferred Stock	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	-	22,000,000
Loans and accrued interest exchanged for Series M Preferred Stock	-	18,849,632
Deemed dividend from exchange of loans and accrued interest for Series M Preferred Stock	-	3,150,368
Series M Preferred Stock converted into common stock	619,650	-
Series N Preferred Stock converted into common stock	13,065,527	-
Deemed dividends for trigger of down round provisions	149,611,479	-
Original issue discounts on debt	27,630	63,695

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to hospitals. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc. filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. CIGNA’s case against the Company was dismissed on June 22, 2020. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Christopher Diamantis for his continued financial support to the Company and assumption of all costs to carry the cost to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the six months ended June 30, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. During the six months ended June 30, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. No refunds were received during the six months ended June 30, 2020. The Company used the $0.3 million of refunds that it received in the six months ended June 30, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of June 30, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.8 million.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at June 30, 2021.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at June 30, 2021.

On December 7, 2016, the holders of the Tegal Notes (see Note 6) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of June 30, 2021, the Company has repaid $50,051 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended June 30, 2021 (see Note 6). The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than what is set forth in Note 6 and the Company intends to negotiate a settlement with the Receiver.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of June 30, 2021.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (See Note 6). As of June 30, 2021, the Company has not made the majority of the required payments and, as a result, approximately $1.5 million of principal and $0.6 million of penalty interest, which accrues at a rate of 20% per annum, are due and owing.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. The Company disputes that it has any liability or responsibility under the agreements and has filed an initial response in the matter. A mediation is being scheduled for September 2021.

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

Two former employees of Jamestown Regional Medical Center filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties have agreed to a confidential settlement agreement, which was concluded in the second quarter of 2021. The Company has accrued the estimated settlement amount.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded $130,000 of this judgment as a liability as of June 30, 2021, as management believes that a number of insurance payments were made to CHSPCS after the change of ownership and will likely offset the majority of the claim made by CHSPCS.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of June 30, 2021.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of June 30, 2021.

On April 30 2021, Ponte Investments, LLC obtained a default judgment for $241,332 relating to a balance outstanding on a promissory note entered into on or about January 2020. In May 2021, the parties entered into a settlement agreement for $125,000 in full satisfaction of the note, of which $75,000 was paid in the six months ended June 30, 2021. The remaining balance of $50,000 is due in two monthly payments of $25,000 in July 2021 and August 2021. which as of the date of this report has been paid in full.

On June 28, 2021, Jellico Community Hospital and Big South Fork Medical Center entered into a settlement agreement with Maxim Healthcare Staffing Services, Inc. wherein Jellico Community Hospital and Big South Fork Medical Center agreed to pay Maxim $60,000 in full and final settlement of amounts owed under staffing agreements. The Company paid the settlement amount in full on June 30, 2021.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company has recorded a liability of $109,739 as of June 30, 2021.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. The Company has recorded the contingent obligations (based on collections from accounts receivable) in the amount of $1.5 million under these agreements as of June 30, 2021.

Note 14 – Discontinued Operations

Sale of HTS and AMSG

In 2017, the Company announced plans to spin off or sell its wholly-owned subsidiaries, HTS and AMSG. On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to VisualMED. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. The terms of the sale are discussed in Note 1.

EPIC Reference Labs, Inc.

During the three months ended September 30, 2020, the Company made a decision to sell its last clinical laboratory, EPIC Reference Labs, Inc., and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC Reference Labs, Inc.’s operations and the other non-operating subsidiaries have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, effective June 30, 2021, it has ceased all efforts to sell the company.

Carrying amounts of major classes of assets and liabilities sold or included as part of discontinued operations in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 consisted of the following:

HTS and AMSG Assets and Liabilities:

	June 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$31,294
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,374

Property and equipment, net	$-	$685
Deposits	-	-
Right-of-use assets	-	-
Non-current assets classified as held for sale	$-	$685

Accounts payable and checks issued in excess of bank balance	$-	$726,220
Accrued expenses	-	1,308,283
Current portion of right-of-use operating lease obligation	-	-
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$-	$2,203,254

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	-
Non-current liabilities classified as held for sale	$-	$69,267

EPIC Reference Labs, Inc. and Other Subsidiaries Assets and Liabilities:

	June 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$136
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$-	$136

Property and equipment, net	$-	$-
Deposits	100,014	100,014
Right-of-use assets	52,284	100,116
Non-current assets classified as held for sale	$152,298	$200,130

Accounts payable and checks in excess of bank balance	$1,144,088	$1,185,158
Accrued expenses	336,410	334,667
Current portion of right-of-use operating lease obligation	52,284	91,166
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,532,782	$1,610,991

Note payable	$-	$-
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$8,950

Consolidated Discontinued Operations Assets and Liabilities:

	June 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$31,430
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,510

Property and equipment, net	$-	$685
Deposits	100,014	100,014
Right-of-use assets	52,284	100,116
Non-current assets classified as held for sale	$152,298	$200,815

Accounts payable and checks issued in excess of bank balance	$1,144,088	$1,911,378
Accrued expenses	336,410	1,642,950
Current portion of right-of-use operating lease obligation	52,284	91,166
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$1,532,782	$3,814,245

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$78,217

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 consisted of the following (unaudited):

HTS and AMSG Income (Loss) from Discontinued Operations:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenue from services	$98,725	$103,110	$216,941	$262,177
Cost of services	1,996	2,212	2,386	10,989
Gross profit	96,729	100,898	214,555	251,188
Operating expenses	(267,796)	(67,366)	(551,296)	(251,734)
Other income (expense)	213	(25,500)	(9,577)	(51,431)
Gain on sale	10,727,152	-	10,727,152	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$10,556,298	$8,032	$10,380,834	$(51,977)

As presented in the table above, the Company recorded a gain on the sale of HTS and AMSG of $10.7 million of which $8.5 million resulted from the value of the VisualMED Series B Preferred Stock received per the terms of the sale and $2.2 million resulted from the transfer to VisualMED of the net liabilities of HTS and AMSG. The sale is more fully discussed in Note 1. The fair value of the VisualMED Series B Preferred Stock that the Company received as consideration for the sale of $8.5 million was based on a third-party valuation using the Option Price Method (the “OPM”) The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The common interest is modeled as a call option that gives its owner the right but not the obligation to buy the enterprise value at a predetermined or exercise price. In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a “regular” call option, a comparison with a per share stock price. Thus, the common interest is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred interests are liquidated. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the VisualMED Series B Preferred Stock and the underlying liquidity of VisualMED’s common stock.

EPIC Reference Labs, Inc. and Other Subsidiaries (Loss) Income from Discontinued Operations:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenue from services	$-	$-	$-	$442
Cost of services	-	110,257	-	-
Gross profit	-	(110,257)	-	442
Operating expenses	(46,759)	(22,537)	(94,856)	(51,653)
Other income (expense)	51,876	93,035	48,771	90,392
Gain on sale	-	-	-	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$5,117	$(39,759)	$(46,085)	$39,181

Consolidated (Loss) Income from Discontinued Operations:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenue from services	$98,725	$103,110	$216,941	$262,619
Cost of services	1,996	112,469	2,386	10,989
Gross profit	96,729	(9,359)	214,555	251,630
Operating expenses	(314,555)	(89,903)	(646,152)	(303,387)
Other income (expense)	52,089	67,535	39,194	38,961
Gain on sale	10,727,152	-	10,727,152	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$10,561,415	$(31,727)	$10,334,749	$(12,796)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. We have not yet determined the impact of adopting this new accounting guidance on our consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 16 – Subsequent Events

Issuances of Common Stock

Subsequent to June 30, 2021 and through August 11, 2021, the Company issued 19,350,000 shares of its common stock upon conversions of 700.57 shares of its Series N Preferred Stock with a stated value of $0.7 million.

Issuances of Series O Preferred Stock

Subsequent to June 30, 2021, the Company issued 1,650 shares of its Series O Preferred Stock with a stated value of $1,650,000 and received proceeds of $1.5 million, bringing the total number of outstanding shares of the Company’s Series O Preferred Stock to 4,400 shares with a stated value of $4.4 million.

Reverse Stock Split

On July 16, 2021, the Company effected a 1-for 1,000 reverse stock split as more fully discussed in Note 1.

Potential Common Stock as of August 11, 2021

The following table presents the potential dilutive effect of our various equity-linked instruments as of August 11, 2021:

August 11, 2021
Shares of common stock outstanding	29,350,000
Dilutive potential shares:
Convertible preferred stock	1,775,720,879
Warrants	2,657,130,516
Convertible debt	235,605,419
Stock options	26
Total dilutive potential shares of common stock, including outstanding common stock	4,697,806,840

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

We suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. We plan to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated in before the end of 2021.

On March 1, 2021, we closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. We do not expect this closure to have an adverse effect on our business strategy as we believe it will have a positive impact from a reduced cash requirement in the immediate future.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services, Inc.

In 2017, we announced plans to spin off or sell our wholly-owned subsidiaries Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”). On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to VisualMED Clinical Solutions Corp. (“VisualMED”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of inter-company debt between the Company and HTS and AMSG, VisualMED issued the Company 14,000 shares of its Series B Non-Voting Convertible Preferred Stock (the “VisualMED Series B Preferred Stock”). The number of shares of Series B Preferred Stock will be subject to a post-closing adjustment. Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of VisualMED common stock equal to the stated value divided by 90% of the average closing price of the VisualMED common stock during the 10 trading days immediately prior to the conversion date. Conversion of the Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B Preferred Stock) in the common stock of VisualMED would exceed 4.99%. The shares of Series B Preferred Stock may be redeemed by VisualMED upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company has recorded the Series B Preferred Stock of VisualMED as a long-term asset valued at $8.5 million at June 30, 2021 and a gain on the sale of HTS and AMSG of $10.7 million in the three and six months ended June 30, 2021, of which $8.5 million resulted from the value of the VisualMED Series B Preferred Stock and $2.2 million resulted from the transfer to VisualMED of the net liabilities of HTS and AMSG.

We have reflected the amounts relating to HTS and AMSG, including the gain on sale, as a disposal group classified as held for sale and included in discontinued operations in our accompanying unaudited condensed consolidated financial statements.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been included in discontinued operations in the accompanying unaudited condensed consolidated financial statements. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, effective June 30, 2021, it has ceased all efforts to sell the company.

Outlook

We believe that the transition of our business model from health information technology and diagnostics to ownership and operation of rural hospitals is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic in the same general geographic location and we own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. The progress of the COVID-19 pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

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

Hospitalizations in Tennessee for COVID-19 increased throughout 2020 and appear, until recently, to have peaked in December 2020. From third party information, there have been 891,331 cases and 12,730 deaths as of July 29, 2021. Unfortunately, current indications as of the date of this report show a resurgence of COVID-19. According to a recent Tennessee state profile report from the White House, as of August 6, 2021, Tennessee saw a 78% increases in cases per 100,000 persons compared to the previous week, averaging 276 cases per 100,000 persons. Hospitalizations and deaths from COVID-19 have also jumped by 65% and 24%, respectively. One concern previously cited in the report and shared by health leaders is low vaccination rates in the state combined with a surge in cases. Tennessee is the 9th-worst in population of fully vaccinated individuals per the report and 10th in new cases per 100,000 persons.

It is hoped that the continued roll out of vaccinations will significantly reduce the risk of death and reduce transmission of the virus so that a return to more normal expectations occurs throughout the remainder of 2021. These developments have had, and may continue to have, a material adverse effect on us and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
		%		%
Net revenues	$928,849	100.0%	$2,069,019	100.0%
Operating expenses:
Direct costs of revenues	1,269,302	136.7%	2,669,112	129.0%
General and administrative expenses	2,105,888	226.7%	2,399,391	116.0%
Depreciation and amortization	193,640	20.8%	181,091	8.8%
Loss from continuing operations before other income (expense) and income taxes	(2,639,981)	-284.2%	(3,180,575)	-153.7%
Other income (expense), net	2,008,597	216.2%	6,895,827	333.3%
Net gain from legal settlements	31,050	3.3%	1,096,613	53.0%
Interest expense	(889,763)	-95.8%	(2,658,510)	-128.5%
Benefit from income taxes	-	0.0%	-	0.0%
Net income (loss) from continuing operations	$(1,490,097)	-160.4%	$2,153,355	104.1%

Net Revenues

Consolidated net revenues were $0.9 million for the three months ended June 30, 2021, as compared to consolidated net revenues of $2.1 million for the three months ended June 30, 2020, a decrease of $1.2 million. Net revenues in the three months ended June 30, 2021 from Jellico Community Hospital and CarePlus Center decreased by approximately $0.8 million and from Big South Fork Medical Center decreased by approximately $0.4 million. We closed Jellico Community Hospital on March 1, 2021 after the city of Jellico issued a 30-day termination notice for the lease of the building. We attribute the decrease in net revenues from Big South Fork Medical Center to pandemic related difficulties, including the closure of inpatient services for the first four months of 2021.

Net revenues for the three months ended June 30, 2021 and 2020 included estimated implicit price concessions of $1.3 million and $2.7 million, respectively, for doubtful accounts and $4.0 million and $8.4 million, respectively, for contractual allowances.

Direct Costs of Revenues

Direct costs of revenues decreased by $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We attribute the decrease primarily to the closure of Jellico Community Hospital on March 1, 2021. As a percentage of net revenues, direct costs increased to 136.7% in the three months ended June 30, 2021 compared to 129.0% in the comparable 2020 period. We attribute the increase in the direct costs as a percentage of net revenues to the decrease in the number of patients served. While the number of patients served decreased, certain fixed costs of revenues remained.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 12.2%, compared to the same period a year ago. We attribute the decrease to the reduction of general and administrative expenses for our hospitals. Our corporate related expenses remained constant at approximately $0.7 million for both the three month periods ended June 30, 2021 and 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively stable at $0.2 million for both the three months ended June 30, 2021 and 2020.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the three months ended June 30, 2021 was $2.6 million compared to a loss of $3.2 million for the three months ended June 30, 2020. We attribute the decrease in the operating loss primarily to a reduction in costs associated with Jellico Community Hospital.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2021 of $2.0 million included $1.9 million of HHS Provider Relief Funds from the federal government. Other income (expense), net for the three months ended June 30, 2020 of $6.8 million included $7.4 million of HHS Provider Relief Funds, partially offset by $0.4 million in penalties and interest associated with non-payment of payroll taxes and $0.2 million of loss on the sale of accounts receivable under a sales agreement.

Gain from Legal Settlements

The gain from legal settlements was $31,050 and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain for the 2020 period.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $0.9 million compared to $2.7 million for the three months ended June 30, 2020. Interest expense for the three months ended June 30, 2021 was for interest expense on debentures and notes payable and included $36,000 of interest expense on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the three months ended June 30, 2020 included $2.0 million for interest on debentures and note payable, $0.3 million for interest incurred by Mr. Diamantis on borrowings he procured in order to lend funds to the Company and $0.2 million of interest on loans from Mr. Diamantis. The decrease in interest expense in the three months ended June 30, 2021 as compared to the 2020 period was due primarily to the exchange of loans from Mr. Diamantis on June 30, 2020 for preferred stock and the exchange of debentures in the third quarter of 2020 for preferred stock.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended June 30, 2021 was $1.5 million compared to net income from continuing operations of $2.2 million for the three months ended June 30, 2020. The change was due primarily to a reduction in income of $5.5 million from HHS Provider Relief Funds and a $1.1 million gain from legal settlements in the 2020 period, partially offset by a reduction in the loss from continuing operations before other income (expense) and income taxes of $0.5 million and a decrease in interest expense of $1.8 million.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
		%			%
Net revenues	$278,157	100.0%		$3,910,109	100.0%
Operating expenses:
Direct costs of revenues	2,866,400	NM	%	5,345,649	136.7%
General and administrative expenses	4,896,367	NM	%	5,332,405	136.4%
Depreciation and amortization	378,864	136.2%		345,798	8.8%
Loss from continuing operations before income (expense) and income taxes	(7,863,474)	NM	%	(7,113,743)	-181.9%
Other income (expense), net	4,486,246	NM	%	6,790,061	173.7%
Net gain from legal settlements	22,190	8.0%		1,096,613	28.0%
Interest expense	(1,802,387)	-648.0%		(5,548,770)	-141.9%
Benefit from income taxes	-	0.0%		1,118,485	28.6%
Net loss from continuing operations	$(5,157,425)	NM	%	$(3,657,354)	-93.5%

NM – Not Meaningful.

Net Revenues

Consolidated net revenues were $0.3 million for the six months ended June 30, 2021, as compared to $3.9 million for the six months ended June 30, 2020, a decrease of $3.6 million. Net revenues in the six months ended June 30, 2021 from Jellico Community Hospital and CarePlus Center decreased by $1.0 million and from Big South Fork Medical Center decreased by $2.6 million. We closed Jellico Community Hospital on March 1, 2021, after the city of Jellico issued a 30-day termination notice for the lease of the building. Also, as a result of the COVID-19 pandemic, we believe the demand for our services was reduced as we served less patients during the six months ended June 30, 2021 compared to the 2020 period.

Net revenues for the six months ended June 30, 2021 and 2020 included estimated implicit price concessions of $4.3 million and $4.0 million, respectively, for doubtful accounts and $9.5 million and $18.9 million, respectively, for contractual allowances. The increase in estimated implicit price concessions of $0.3 million for the six months ended June 30, 2021 as compared to the 2020 period was due to serving only emergency room patients during the first four months of 2021. Inpatient serves typically deliver higher collection rates and the absence of inpatient services in the first four months of 2021 meant that the Company was dependent on revenue from emergency room services, which is typically at a lower percentage of gross revenue. Inpatient services reopened in May 2021.

Direct Costs of Revenues

Direct costs of revenue decreased by $2.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We attribute the decrease to the reduction in the number of patients served at Jellico Community Hospital, CarePlus Center and Big South Fork Medical Center.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 8.2%, compared to the same period a year ago. We attribute the decrease to the reduction of general and administrative expenses for our hospitals. Our corporate related expenses remained constant at approximately $1.3 million for both the six month periods ended June 30, 2021 and 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the six months ended June 30, 2021 was due to depreciation expense associated with the purchases of medical equipment.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the six months ended June 30, 2021 was $7.9 million compared to a loss of $7.1 million for the six months ended June 30, 2020. We attribute the increase in the operating loss primarily to the reduction in the number of patients served in the 2021 period.

Other Income (Expense), net

Other income (expense), net of $4.5 million for the six months ended June 30, 2021 included $4.4 million of income from HHS Provider Relief Funds. Other income (expense), net of $6.8 million for the six months ended June 30, 2020 included $7.4 million of income from HHS Provider Relief Funds, partially offset by $0.6 million in penalties and interest associated with non-payment of payroll taxes and $0.2 million of loss on the sale of accounts receivable under a sales agreement.

Gain from Legal Settlements

The gain from legal settlements was $22,190 and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain for the 2020 period.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $1.8 million, as compared to $5.5 million for the six months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 included $1.7 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis. Interest expense for the six months ended June 30, 2020 included $4.0 million for interest on debentures and note payable, $0.7 million for interest incurred by Mr. Diamantis, on borrowings he procured in order to lend funds to the Company and $0.5 million of interest on loans from Mr. Diamantis. The decrease in interest expense in the six months ended June 30, 2021 as compared to the 2020 period was due primarily to the exchange of loans from Mr. Diamantis on June 30, 2020 for non-interest bearing preferred stock and the exchange of debentures in the third quarter of 2020 for non-interest bearing preferred stock.

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

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended June 30, 2021 was $5.2 million compared to a net loss from continuing operations of $3.7 million for the six months ended June 30, 2020. The increase in the net loss in the 2021 period was primarily due to the increase in the loss from continuing operations before other income (expense) and income taxes of $0.7 million, a reduction in income of $3.0 million from HHS Provider Relief Funds in the 2021 period, and the $1.1 million gain from legal settlements in the 2020 period. Partially offsetting the increase in the net loss in the 2020 period was a reduction in interest expense of $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES

For the three and six months ended June 30 2021 and the year ended December 31, 2020, we financed our operations from the issuances of equity, notes payable, loans from Christopher Diamantis, a former member of our Board of Directors, and the sale of accounts receivable under sales agreements. Also, during the year ended December 31, 2020 we received approximately $2.4 million from PPP Notes and our continuing operations received approximately $12.4 million from HHS Provider Relief Funds, of which $8.0 million was recognized as other income in the second and third quarters of 2020 and $4.4 million was recognized as income in the six months ended June 30, 2021. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The Company is in the process of applying for forgiveness for the PPP Notes and accrued interest. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements. We received approximately $1.2 million in cash from the issuances of promissory notes during the six months ended June 30, 2021 and $2.5 million from the issuance of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”). During the six months ended June 30, 2021, Mr. Diamantis loaned the Company $0.9 million and during the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes. Subsequent to June 30, 2021 and through August 11, 2021, we received $0.3 million in loans from Mr. Diamantis and $1.5 million from the issuances of our Series O Preferred Stock. These financing transactions are more fully discussed in Notes 2, 4, 5, 6, 11 and 16 to our accompanying unaudited condensed consolidated financial statements.

As more fully discussed above, on June 25, 2021, the Company sold HTS and AMSG to VisualMED and the Company received shares of VisualMED’s Series B Preferred Stock valued at $8.5 million as consideration for the sale (subject to post-closing adjustments). In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to VisualMED.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $57.5 million and $1.0 billion, respectively, at June 30, 2021. The Company had a loss from continuing operations before other income (expense) and income taxes of approximately $2.6 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively, and a loss from continuing operations before other income (expense) and income taxes of $7.9 million and $7.1 million, for the six months ended June 30, 2021 and 2020, respectively. In addition, cash used in operating activities was $3.7 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report. Our fixed operating expenses include payroll, rent, finance lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to VisualMED and the Company received VisualMED’s Series B Preferred Stock valued at $8.5 million as consideration for the sale (subject to post-closing adjustments). In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to VisualMED. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations. In addition, during 2020, the Company announced plans to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, effective June 30, 2021, it has ceased all efforts to sell the company.

On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital, a CarePlus Center and a hospital and physician’s office that it plans to reopen and operate. Rural hospitals are a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

We need to raise additional funds immediately and will continue to do so until we begin to realize positive cash flow from operations. There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually achieve profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2021, we were party to legal proceedings, which are presented in Note 13 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020	Change

Cash	$199,632	$25,353	$174,279
Working capital deficit	(57,470,964)	(56,454,545)	(1,016,419)
Total debt, exclusive of debt discounts	22,581,913	20,770,771	1,811,142
Finance lease obligations	249,985	249,985	-
Stockholders’ deficit	(41,340,428)	(49,017,752)	7,677,324

The following table presents the major sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change

Net cash used in operations	$(3,732,497)	$(9,123,430)	$5,390,933
Net cash used in investing activities	(80,132)	(10,435)	(69,697)
Net cash provided by financing activities	3,986,908	9,927,780	(5,940,872)

Net change in cash	174,279	793,915	(619,636)
Cash and cash equivalents, beginning of the year	25,353	16,933	8,420
Cash and cash equivalents, end of the period	$199,632	$810,848	$(611,216)

The components of cash used in operations for the six months ended June 30, 2021 and 2020 are presented in the following table:

	Six Months Ended June 30,
	2021	2020	Change

Net loss from continuing operations	$(5,157,425)	$(3,657,354)	$(1,500,071)
Non-cash adjustments to net income (loss)	(14,742,848)	(7,921,450)	(6,821,398)
Accounts receivable	920,577	1,328,369	(407,792)
Inventory	(45,573)	(75,732)	30,159
Accounts payable, checks issued in excess of bank balance and accrued expenses	4,963,107	2,518,916	2,444,191
Income (loss) from discontinued operations	10,334,749	(12,796)	10,347,545
Income tax assets and liabilities	-	(999,586)	999,586
Other	(45,182)	(167,484)	122,302
Net cash used in operating activities	(3,772,595)	(8,987,117)	5,214,522
Net cash provided by (used in) discontinued operations	40,098	(136,313)	176,411
Net cash used in operations	$(3,732,497)	$(9,123,430)	$5,390,933

Cash of $0.1 million and $10,435 was used by investing activities during the six months ended June 30, 2021 and 2020, respectively. The cash used in both periods was for purchases of hospital equipment.

Cash provided by financing activities for the six months ended June 30, 2021 of $4.0 million included primarily $2.5 million in proceeds from the issuance of our Series O Preferred Stock, $0.9 million in loans from a former member of our Board of Directors and $1.2 million from the issuances of notes payable, partially offset by $0.4 million in payments of loans from to a former member of our Board of Directors, $0.1 million in payments of notes payable and $0.2 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the six months ended June 30, 2020 of $9.9 million included primarily $4.6 million in loans from a former member of our Board of Directors, $2.4 million from PPP Notes, $7.5 million from HHS Provider Relief Funds, $0.5 million from the sale of accounts receivable and $1.1 million from the issuance of an installment note payable. Partially offsetting these cash receipts were $0.7 million in payments of debentures, $0.8 million of notes payable payments, $3.3 million in payments of loans from a former member of our Board of Directors and $0.1 million of finance lease obligation payments.

The Company had 10,000,000 and 39,648 shares of common stock issued and outstanding at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company issued an aggregate of 450,000 shares of its common stock upon conversion of $0.6 million of stated value of its Series M Preferred Stock and 9,510,352 shares of its common stock upon conversions of $13.1 million of stated value of shares of its Series N Preferred Stock. During the six months ended June 30, 2020, the Company issued an aggregate of 25 shares of its common stock upon conversion of $25,000 of value of its Series I-2 Convertible Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7, 11 and 16 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-1,000 reverse stock split effected on July 16, 2021. As a result of these down round provisions, the potential common stock equivalents, as adjusted for the July 16, 2021 reverse stock split, totaled 214.2 million at June 30, 2021 and 4.7 billion at August 11, 2021.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan, the Company’s Chief Executive Officer, is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. As a result of the Voting Agreement, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

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

As of June 30, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2020. As of June 30, 2021, we concluded that these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues during 2021 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal finance department, including hiring a chief financial officer; (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal finance department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.26

Certificate of Designation for Series O Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.26 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

10.1

Form of Securities Purchase Agreement, dated as of May 10, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

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

RENNOVA HEALTH, INC.

Date: August 16, 2021	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

