Form 10-Q
period 2021-09-30
Rennova Health, Inc.
filed 2021-11-15
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 13,491,000,000 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2021

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the quarters in the periods ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION		51

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

SIGNATURES		53

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$331,491	$25,353
Accounts receivable, net	998,759	499,454
Receivable from related party	158,118	-
Inventory	280,762	445,415
Prepaid expenses and other current assets	151,938	148,522
Income tax refunds receivable	1,139,226	1,420,251
Current assets of discontinued operations	-	184,510
Total current assets	3,060,294	2,723,505

Property and equipment, net	7,060,539	7,814,435
Intangibles, net	259,443	259,443
Investments	9,016,072	-
Deposits	221,063	263,621
Right-of-use assets	877,412	1,000,272
Non-current assets of discontinued operations	5,014	200,815

Total assets	$20,499,837	$12,262,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $0.5 million and $0.3 million, respectively)	$13,960,059	$14,251,851
Checks issued in excess of bank account balance	79,518	84,760
Accrued expenses (includes related party amounts of $0.3 million and $0.2 million, respectively)	17,442,164	19,135,569
Income taxes payable	1,157,812	1,438,837
Current portion of notes payable	7,051,278	4,786,976
Current portion of note payable, related party	2,627,000	2,097,000
Current portion of finance lease obligations	220,461	249,985
Current portion of debentures	12,690,539	12,690,539
Current portion of right-of-use operating lease obligations	237,026	172,952
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,447,967	3,814,245
Total current liabilities	57,369,160	59,178,050

Other liabilities:
Notes payable, net of current portion	-	1,196,256
Right-of-use operating lease obligations, net of current portion	640,386	827,320
Non-current liabilities of discontinued operations	-	78,217
Total liabilities	58,009,546	61,279,843

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 20,810 and 22,000 shares issued and outstanding, respectively	208	220
Series N preferred stock, $0.01 par value, 50,000 shares authorized, 11,084 and 29,434 shares issued and outstanding, respectively	110	294
Series O preferred stock, $0.01 par value, 10,000 shares authorized, 5,500 and 0 shares issued and outstanding, respectively	55	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 4,777,350,000 and 39,648 shares issued and outstanding, respectively	477,735	4
Additional paid-in-capital	1,233,162,879	819,498,236
Accumulated deficit	(1,271,170,696)	(868,536,506)
Total stockholders’ deficit	(37,509,709)	(49,017,752)
Total liabilities and stockholders’ deficit	$20,499,837	$12,262,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net revenues	$1,010,245	$1,950,698	$1,288,402	$5,860,807

Operating expenses:
Direct costs of revenues	1,207,749	2,805,829	4,074,149	8,151,478
General and administrative expenses	2,019,086	3,274,508	6,915,453	8,593,756
Depreciation and amortization	135,065	53,579	513,929	399,377
Total operating expenses	3,361,900	6,133,916	11,503,531	17,144,611

Loss from continuing operations before other income (expense) and income taxes	(2,351,655)	(4,183,218)	(10,215,129)	(11,283,804)

Other income (expense):
Other income (expense), net	(346,197)	169,101	4,140,049	6,907,670
Gain from extinguishment of debt	1,027,000	389,864	1,027,000	389,864
Gain (loss) from legal settlements	3,157,203	(23,652)	3,179,393	1,096,613
Interest expense	(700,786)	(2,377,980)	(2,503,173)	(7,926,750)
Total other income (expense), net	3,137,220	(1,842,667)	5,843,269	467,397

Net income (loss) from continuing operations before income taxes	785,565	(6,025,885)	(4,371,860)	(10,816,407)

Benefit from income taxes	-	-	-	(1,118,485)

Net income (loss) from continuing operations	785,565	(6,025,885)	(4,371,860)	(9,697,922)

Loss from discontinued operations	(31,388)	(166,180)	(423,791)	(164,293)
Gain on sale	576,787	-	11,303,939	-
Total income (loss) from discontinued operations	545,399	(166,180)	10,880,148	(164,293)

Net income (loss)	1,330,964	(6,192,065)	6,508,288	(9,862,215)
Deemed dividends	(259,530,999)	(63,544,950)	(409,142,478)	(66,695,318)
Net loss available to common stockholders	$(258,200,035)	$(69,737,015)	$(402,634,190)	$(76,557,533)

Net loss per share of common stock available to common stockholders- basic and diluted:
Continuing operations	$(0.59)	$(54,182.89)	$(2.75)	$(70,343.68)
Discontinued operations	$0.00	$(129.42)	$0.07	$(151.28)
Total basic and diluted	$(0.59)	$(54,312.31)	$(2.68)	$(70,494.96)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	438,998,913	1,284	150,459,817	1,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended September 30, 2021

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	39,648	$4	$819,498,236	$(868,536,506)	$(49,017,752)
Conversion of Series N Preferred Stock into common stock	(4,177)	(42)	435,082	44	(2)	-	-
Deemed dividends					50,358,149	(50,358,149)	-
Net loss	-	-	-	-	-	(3,893,994)	(3,893,994)
Balance at March 31, 2021	2,047,267	$20,472	474,730	$48	$869,856,383	$(922,788,649)	$(52,911,746)
Conversion of Series M Preferred Stock into common stock	(620)	(6)	450,000	45	(39)	-	-
Conversion of Series N Preferred Stock into common stock	(8,888)	(89)	9,075,270	907	(818)	-	-
Issuance of Series O Preferred Stock	2,750	28	-	-	2,499,972	-	2,500,000
Deemed dividends from trigger of down round provision features					99,253,330	(99,253,330)	-
Net income	-	-	-	-	-	9,071,318	9,071,318
Balance at June 30, 2021	2,040,509	$20,405	10,000,000	$1,000	$971,608,828	$(1,012,970,661)	$(41,340,429)
Exchange of Series M Preferred Stock into common stock	(570)	(6)	95,000,000	9,500	(9,494)	-	-
Conversion of Series N Preferred Stock into common stock	(5,285)	(53)	4,672,350,000	467,235	(467,182)	-	-
Issuance of Series O Preferred Stock	2,750	28	-	-	2,499,972	-	2,500,000
Payment of cash in lieu of fractional shares	-	-	-	-	(244)	-	(244)
Deemed dividends from issuance of warrants under exchange agreement	-	-	-	-	341,525	(341,525)	-
Deemed dividends from extension of warrants	-	-	-	-	291,592	(291,592)	-
Deemed dividends from trigger of down round provision features	-	-	-	-	258,897,882	(258,897,882)	-
Net income	-	-	-	-	-	1,330,964	1,330,964
Balance at September 30, 2021	2,037,404	$20,374	4,777,350,000	$477,735	$1,233,162,879	$(1,271,170,696)	$(37,509,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended September 30, 2020

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	965	$-	$510,402,293	$(586,942,014)	$(76,519,721)
Conversion of Series I-2 Preferred Stock into common stock	-	-	25	-	25,000	-	25,000
Net loss	-	-	-	-	-	(5,791,778)	(5,791,778)
Balance at March 31, 2020	2,000,010	$20,000	990	$-	$510,427,293	$(592,733,792)	$(82,286,499)
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Net income	-	-	-	-	-	2,121,628	2,121,628
Balance at June 30, 2020	2,022,010	$20,220	990	$-	$532,427,073	$(593,762,532)	$(61,315,239)
Conversions of Series I-2 Preferred Stock into common stock	-	-	288	-	252,964	-	252,994
Issuance of Series N Preferred Stock	30,435	304	-	-	30,435,215	-	30,435,519
Conversions of Series N Preferred Stock into common stock	(131)	(1)	589	-	1	-	-
Payment of cash in lieu of fractional shares	-	-	-	-	(684)	-	(684)
Deemed dividends from issuance of Series N Preferred Stock	-	-	-	-	-	(3,720,718)	(3,720,718)
Deemed dividends from trigger of down round provision features	-	-	-	-	59,824,232	(59,824,232)	-
Net loss	-	-	-	-	-	(6,192,065)	(6,192,065)
Balance at September 30, 2020	2,052,314	$20,523	1,867	$-	$622,938,831	$(663,499,547)	$(40,540,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss from continuing operations	$(4,371,860)	$(9,697,922)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	513,929	399,377
Amortization of debt discount and non-cash interest expense	113,552	108,958
Gain from extinguishment of debt	(1,027,000)	(389,864)
Loss on disposal of equipment	274,468	87,293
Net gain from legal settlements	(3,179,393)	(1,096,613)
Other income from federal government provider relief funds	(4,400,000)	(8,020,969)
Loss on sales of accounts receivable under sale agreements	-	591,563
Gain on sale of discontinued operations	(11,303,939)	-
Income (loss) from discontinued operations	10,880,148	(164,293)
Changes in operating assets and liabilities:
Accounts receivable	377,088	1,241,398
Inventory	164,653	(76,065)
Prepaid expenses and other current assets	(3,416)	(224,733)
Security deposits	42,558	(56,482)
Change in right-of-use assets	122,860	(941,116)
Accounts payable and checks issued in excess of bank balances	1,918,004	(1,163,944)
Accrued expenses	4,208,698	5,563,232
Change in right-of-use operating lease obligations	(122,860)	941,116
Income tax assets and liabilities	-	(522,885)
Net cash used in operating activities of continuing operations	(5,792,510)	(13,421,949)
Net cash provided by (used in) operating activities of discontinued operations	102,567	(100,685)
Net cash used in operating activities	(5,689,943)	(13,522,634)

Cash flows from investing activities:
Purchase of property and equipment	-	(370,890)
Net cash used in investing activities of continuing operations	-	(370,890)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(370,890)

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	890,000	5,809,553
Payments on related party note payable and advances	(360,000)	(4,187,387)
Payments of debentures	-	(920,000)
Proceeds from issuances of notes payable	1,245,000	1,198,835
Payments on notes payable	(350,508)	(1,552,748)
Receivable from related party	(158,118)	-
Proceeds from sale of accounts receivable under sales agreements	-	841,700
Receivables paid under accounts receivable sales agreements	(300,927)	(1,540,929)
Proceeds from issuance of Series O Preferred Stock	5,000,000	-
Federal government provider relief funds	-	12,542,691
Proceeds from Paycheck Protection Program notes payable	-	2,264,201
Cash paid for fractional shares in connection with reverse stock splits	(244)	(684)
Payments on capital lease obligations	(29,524)	(200,709)
Net cash provided by financing activities of continuing operations	5,935,679	14,254,523
Net cash provided by (used in) financing activities of discontinued operations	60,402	(157,589)
Net cash provided by financing activities	5,996,081	14,096,934

Net change in cash	306,138	203,410

Cash at beginning of period	25,353	16,933

Cash at end of period	$331,491	$220,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate, a physician’s office in Jamestown, Tennessee that it plans to reopen and a rural clinic in Kentucky. The Company’s operations consist of one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2021, the results of its operations and changes in stockholders’ deficit for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2021 may not be indicative of results for the entire year ending December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2021 and 2020, comprehensive income (loss) was equal to the net income (loss) amounts presented in the accompanying unaudited condensed consolidated statements of operations.

Reclassifications

Certain items in the financial statements for the three and nine months ended September 30, 2020 were reclassified for comparison purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting period. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, the fair values of consideration received from the sale of subsidiaries, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuation of equity and derivative instruments, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

As a result of the Reverse Stock Splits, every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on July 31, 2020 and every 1,000 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on July 16, 2021. The conversion and exercise prices of all of the Company’s outstanding convertible preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments.

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

Effective November 5, 2021, the Company increased the authorized shares of its common stock from 10,000,000,000 to 50,000,000,000 as more fully discussed in Note 16.

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

On June 25, 2021, the Company sold its subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”), including their subsidiaries, to InnovaQor, Inc. (“InnovaQor”), formerly known as VisualMED Clinical Solutions Corp. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. The financial results of HTS and AMSG, including the gain on sale, are reflected herein as discontinued operations. The sale is more fully discussed in Note 14.

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

We review our calculations for the realizability of gross revenues monthly to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups and within our service offerings. The contractual allowance calculation is made based on historical allowance rates for the various specific payer groups monthly with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions, if any. This calculation is routinely analyzed by us based on actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers and managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our net revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Net revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three and nine months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021 and 2020, we recorded estimated contractual allowances of $6.8 million and $14.0 million, respectively, and estimated implicit price concessions of $1.9 million and $2.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded estimated contractual allowances of $16.2 million and $32.9 million, respectively, and estimated implicit price concessions of $6.2 million and $6.2 million, respectively. These amounts have been recorded as to enable us to record our net revenues and accounts receivable at the estimated amounts we expect to collect.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to contractual allowances and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as an adjustment to revenues. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $8.7 million and $16.2 million, respectively, for the three months ended September 30, 2021 and 2020, we reported net revenues of $1.0 million and $2.0 million, respectively. After estimated implicit price concessions and contractual and related allowance adjustments to revenues of $22.4 million and $39.1 million, respectively, for the nine months ended September 30, 2021 and 2020, we reported net revenues of $1.3 million and $5.9 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable and Income Tax Refunds Receivable.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842) as updated, which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our finance and operating leases are more fully discussed in Note 9.

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

The Company did not record an asset impairment charge during the three and nine months ended September 30, 2021 and 2020.

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

We applied the Level 3 fair value hierarchy in determining the fair value of the InnovaQor Series B Preferred Stock on September 30, 2021 as more fully discussed in Note 14.

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

Deemed dividends represent the economic transfer of value to holders of equity-classified freestanding financial instruments when certain down round features (commonly referred to as “ratchets”) are present. The deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to additional paid-in-capital resulting in no change to stockholders’ equity/deficit. The incremental value of convertible debentures and warrants as a result of the down round provision features of $258.9 million and $59.8 million were recorded as deemed dividends for the three months ended September 30, 2021 and 2020, respectively. The incremental value of convertible debentures and warrants as a result of the down round provision features of $408.5 million and $59.8 million were recorded as deemed dividends for the nine months ended September 30, 2021 and 2020, respectively.

In addition, we recorded deemed dividends during the three and nine months ended September 30, 2021 and 2020 as a result of: (i) the issuance of our Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”) on June 30, 2020; (ii) the issuance of warrants on August 27, 2021 in connection with the conversion of a portion of our Series M Preferred Stock; (iii) the issuance of our Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) on August 31, 2020; and (iv) the extension of certain warrants during the three months ended September 30, 2021. Each of these transactions is more fully discussed in Note 11. See Note 10 for an additional discussion of derivative financial instruments.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of the loss per share for the three and nine months ended September 30, 2021 and 2020.

Note 2 – Liquidity and Financial Condition

Jamestown Regional Medical Center

Following an inspection at Jamestown Regional Medical Center it was determined that several conditions of participation in its Medicare agreement were deficient and the hospital failed to adequately correct the deficiencies. As a result, on June 12, 2019, Jamestown Regional Medical Center’s Medicare agreement was terminated. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services, the Company suspended operations at the hospital. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed and is now intended that the re-opening process will be initiated in 2022.

Jellico Community Hospital

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital. On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. The closure reduced operating losses and the monthly cash deficit for the Company. The collections of accounts receivable for the hospital were negatively impacted by the closure and resulted in a significant shortfall in the funds available to satisfy liabilities at the facility.

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

HHS Provider Relief Funds

The Company received Provider Relief Funds from HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of September 30, 2021, our facilities have received approximately $12.5 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through September 30, 2021, we have recognized $12.4 million of these funds as income as of September 30, 2021 of which $7.5 million and $0.5 million was recognized during the second and third quarters of 2020, respectively, and $2.5 million and $1.9 million was recognized as income during the first and second quarters of 2021, respectively. The remaining $0.1 million is included with PPP loans in the accompanying balance sheets.

On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”), which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from HHS that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from HHS may be recognized up to a net zero gain/loss in 2020. On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”), which includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. As codified in the October 22, 2020 Notice, the Company’s estimate of pandemic relief funds that do not have to be reimbursed includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change served to increase amounts eligible to be recognized as income, as compared to the September 19, 2020 Notice. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such payments, including auditing and reporting requirements, continues to evolve. On January 15, 2021, the government issued “General and Targeted Distribution Post-Payment Notice of Reporting Requirements,” (the “January 15, 2021 Notice”), which again provides guidance on reporting instructions and use of funds. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts previously recognized, which may be material.

As of September 30, 2021, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the October 22, 2020 Notice, the January 15, 2021 Notice and the Company’s results of operations during 2020 and the nine months ended September 30, 2021. The Company believes that it was appropriate to recognize as income $8.0 million of the HHS relief funds in 2020 and $4.4 million of the HHS relief funds in the nine months ended September 30, 2021.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $54.3 million and $37.5 million, respectively, at September 30, 2021. In addition, the Company had a loss from continuing operations before other income (expense) and income taxes of approximately $2.4 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and a loss from continuing operations before other income (expense) and income taxes of approximately $10.2 million and $11.3 million, for the nine months ended September 30, 2021 and 2020, respectively. Cash used in operating activities was $5.7 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 14, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals and related healthcare service providers, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its revenues, and eventually regain profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three and nine months ended September 30, 2021 and 2020, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share available to common stockholders during the three and nine months ended September 30, 2021 and 2020 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss) from continuing operations	$785,565	$(6,025,885)	$(4,371,860)	$(9,697,922)
Deemed dividends	(259,530,999)	(63,544,950)	(409,142,478)	(66,695,318)
Net loss available to common stockholders, continuing operations	(258,745,434)	(69,570,835)	(413,514,338)	(76,393,240)
Net income (loss) from discontinued operations	545,399	(166,180)	10,880,148	(164,293)
Net loss available to common stockholders	$(258,200,035)	$(69,737,015)	$(402,634,190)	$(76,557,533)

Denominator
Basic and diluted weighted average shares of common stock outstanding	438,998,913	1,284	150,459,817	1,086

Loss per share available to common stockholders- basic and diluted:
Continuing operations	$(0.59)	$(54,182.89)	$(2.75)	$(70,343.68)
Discontinued operations	$0.00	$(129.42)	$0.07	$(151.28)
Total basic and diluted	$(0.59)	$(54,312.31)	$(2.68)	$(70,494.96)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2021 and 2020, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	September 30,
	2021	2020
Warrants	182,663,835,039	335,461
Convertible preferred stock	89,770,798,934	313,808
Convertible debentures	9,664,944,444	51,133
Stock options	26	26
	282,099,578,443	700,428

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to floors in certain cases) in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7, 11 and 12). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 476.2 billion at November 10, 2021, as more fully discussed in Note 16. See Notes 11 and 16 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at September 30, 2021 (unaudited) and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020

Accounts receivable	$9,626,490	$16,922,576
Less:
Allowance for contractual obligations	(6,788,342)	(13,185,843)
Allowance for doubtful accounts	(992,330)	(1,513,827)
Accounts receivable owed under settlement/sales agreements	(847,059)	(1,723,452)
Accounts receivable, net	$998,759	$499,454

The allowances reflected in the table above decreased as a percentage of accounts receivable to 80.8% at September 30, 2021 compared to 86.9% at December 31, 2020.

Estimated implicit price concessions deducted from revenues for the three months ended September 30, 2021 and 2020 were $1.9 million and $2.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $6.2 million and $6.2 million, respectively. The allowance for doubtful accounts deducted from accounts receivable was $1.0 million at September 30, 2021 compared to $1.5 million at December 31, 2020, a decrease of $0.5 million. The decrease was due to lower implicit price concessions in the three months ended September 30, 2021 and to write offs of past due accounts receivable. The Company’s policy is to write off accounts receivable balances against the allowance for implicit price concessions once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold an aggregate of $3.3 million of accounts receivable on a non-recourse basis for an aggregate purchase price paid to the Company of $2.2 million, less $0.1 million of origination fees. Accordingly, the Company recorded a loss on the sales of $1.2 million during the year ended December 31, 2020. As of December 31, 2020, $1.7 million was outstanding and owed to three funding parties under three accounts receivable sales agreements. On September 14, 2021, the Company entered into separate settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in full settlement of the sales agreements. Per the settlement agreements, the Company is required to make equal monthly payments totaling $52,941 through January 1, 2023. As a result of the settlements, the Company recorded a gain from legal settlements of $0.6 million in the three and nine months ended September 30, 2021.

Income Tax Refunds Receivable

As of September 30, 2021 and December 31, 2020, the Company had $1.1 million and $1.4 million, respectively, of income tax refunds receivable. During 2020, the U.S. Congress approved the CARES Act, which allowed a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments. During the nine months ended September 30, 2021, the Company received income tax refunds of $0.3 million, which represented refunds associated with the CARES Act. No refunds were received during the nine months ended September 30, 2020. The Company used the $0.3 million of refunds that it received in the nine months ended September 30, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from an audit of the Company’s 2015 Federal tax return as more fully discussed in Note 13. The Company’s income taxes are more fully discussed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 5 – Accrued Expenses

Accrued expenses at September 30, 2021 (unaudited) and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued payroll and related liabilities	$9,152,027	$8,263,940
HHS Provider Relief Funds (See Note 2)	-	4,400,000
Accrued interest	5,989,653	4,728,942
Accrued legal	1,097,318	1,097,318
Other accrued expenses	1,203,166	645,369
Accrued expenses	$17,442,164	$19,135,569

Accrued payroll and related liabilities at September 30, 2021 and December 31, 2020 included approximately $2.7 million and $2.5 million, respectively, for penalties associated with approximately $5.0 million and $4.4 million of accrued past due payroll taxes as of September 30, 2021 and December 31, 2020, respectively.

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with third parties and related parties. At September 30, 2021 (unaudited) and December 31, 2020, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30, 2021	December 31, 2020

Loan payable to TCA Global Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Payable in various installments through May 4, 2022 (balance at September 30, 2021 as per settlement agreement – See Note 13)	$500,000	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	291,557	297,068

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,450,000

Notes payable under the PPP loans issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	1,358,923	2,385,921

Installment promissory note dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	-	108,350

Notes payable dated January 31, 2021 and February 16, 2021 due six months from the date of issuance. The notes bear interest at 10% for the period outstanding. Under the terms of the notes, the holder is to receive a total of 100 shares of InnovaQor’s Series B Preferred Stock held by the Company.	245,000	-

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	2,152,961	-

Warrant pre-payment promissory notes dated February 25, 2021, April 9, 2021, April 16, 2021 and April 22, 2021, non-interest bearing, $1,100,000 aggregate principal amount, issued with $100,000 of original issue discounts and each payable 12 months from the date of issuance	1,052,837	-

	7,051,278	5,983,232
Less current portion	(7,051,278)	(4,786,976)
Notes payable - third parties, net of current portion	$-	$1,196,256

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. The amount recorded by the Company as being owed to TCA as of December 31, 2020 was based on TCA’s application of prior payments made by the Company. The Company and TCA entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay TCA a total of $500,000 as full and final settlement of principal and accrued interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 is due in six consecutive monthly installments of $50,000 payable on or before the fifth day of each month beginning December 2021. As a result of the settlement, in the three and nine months ended September 30, 2021, the Company recorded a gain from legal settlement, resulting from the adjustments of principal and accrued interest, of $2.2 million.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 13). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2021, the Company has paid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million in financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. Mr. Diamantis was a former member of the Company’s Board of Directors. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. As of September 30, 2021, $450,000 has been paid in cash and $2.2 million ($1.5 million of principal and $0.7 million of accrued penalty interest), remains past due. The Stipulation is more fully discussed in Note 13.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes is payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. As of September 30, 2021, $1.0 million of the principal balance of the PPP Notes has been forgiven and approximately $15,000 of accrued interest has been reversed. On November 3, 2021, an additional $0.8 million of principal balance was forgiven.

On January 29, 2020, the Company entered into a secured installment promissory note (the “Ponte Note”) in the principal amount of $1.2 million, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements entered into during 2019. Pursuant to the Ponte Note, weekly installment payments ranging from $22,500 to $34,000 were due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Ponte Note, which was issued with an original issue discount in the amount of approximately $0.1 million, was non-interest bearing and subject to a late-payment fee of 10%. The Company did not make certain installment payments due under the note and accordingly it recorded a $9,850 late payment penalty and incurred certain legal fees in connection with the payment default. On May 5, 2021, the Company entered into a settlement agreement with the holder under which the Company agreed to pay $125,000 in full satisfaction of the note, which has been paid in full.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to professional medical staffing services agreements that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and are due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. Monthly installments aggregating $0.2 million are due beginning August 31, 2021.

On each of February 25, 2021, April 9, 2021, April 16, 2021 and April 22, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $1.1 million. The Company received proceeds of $1.0 million from the investors and, accordingly, it recorded a total of $0.1 million in original issue discount of which $25,205 and $52,836 was amortized in the three and nine months ended September 30, 2021, respectively. The notes did not bear interest but an interest rate of 18% would be applied in the event of default that resulted in their acceleration. On November 7, 2021, these notes were exchanged for the Company’s Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”) as more fully discussed in Note 16.

Note Payable – Related Party

	September 30, 2021	December 31, 2020
	(unaudited)

Note payable to Christopher Diamantis due on demand and bearing interest at 10% on the majority of amounts loaned	$2,627,000	$2,097,000

Total note payable, related party	2,627,000	2,097,000

Less current portion of note payable, related party	(2,627,000)	(2,097,000)
Total note payable, related party, net of current portion	$-	$-

During the nine months ended September 30, 2021 and 2020, Mr. Christopher Diamantis, a former member of our Board of Directors, loaned the Company $0.9 million and $4.6 million, respectively, the majority of which was for working capital purposes. During the nine months ended September 30, 2021 and 2020, the Company repaid in cash $0.4 million and $4.2 million of the loans from Mr. Diamantis, respectively. In addition, on June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which totaled approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed in Note 11. On August 27, 2021, Mr. Diamantis was issued warrants to acquire shares of the Company’s common stock as more fully discussed in Note 11.

During the three months ended September 30, 2021 and 2020, the Company accrued interest of $0 and $55,000, respectively, on the loans from Mr. Diamantis and during the nine months ended September 30, 2021 and 2020, it accrued interest of $0.1 million and $0.5 million, respectively, on the loans from Mr. Diamantis. As of September 30, 2021 and December 31, 2020, accrued interest on the loans from Mr. Diamantis totaled $0.3 million and $0.2 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, Mr. Diamantis incurs interest expenses as a result of borrowing money from third parties to lend to the Company. Therefore, the Company reimburses Mr. Diamantis for a certain portion of the third-party interest he incurs.

Note 7 – Debentures

The carrying amount of all outstanding debentures as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Debentures	$12,690,539	$12,690,539
Less current portion	(12,690,539)	(12,690,539)
Debentures, net of current portion	$-	$-

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

The Company accrued interest expense on outstanding debentures during the three months ended September 30, 2021 and 2020 of $0.6 million and $1.5 million, respectively, and during the nine months ended September 30, 2021 and 2020 of $1.7 million and $5.4 million, respectively.

Certain of the debentures are convertible into shares of the Company’s common stock. On September 30, 2021, $2.6 million of principal amount of outstanding debentures were convertible into 9.6 billion shares of the Company’s common stock at a price of $0.00027 per share and $5.6 million of outstanding debentures were convertible on that date into 108.5 million shares of the Company’s common stock at a conversion price of $0.052. The remaining outstanding debentures of $4.5 million are non-convertible.

See Notes 3 and 11 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of September 30, 2021 and Note 16 for the dilutive effect of outstanding convertible debentures and warrants as of November 10, 2021.

See Note 11 for a discussion of the exchange of certain debentures for shares of the Company’s Series N Preferred Stock on August 31, 2020 and Note 16 for a discussion of the exchange of certain debentures for shares of the Company’s Series P Preferred Stock.

Note 8 – Related Party Transactions

Alcimede LLC

Alcimede LLC (“Alcimede”) billed $0.1 million and $0.1 million for consulting fees for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for consulting fees for the nine months ended September 30, 2021 and 2020, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (also see Note 11).

InnovaQor

In addition to the investment in InnovaQor’s Series B Preferred Stock (see Notes 1 and 14), at September 30, 2021, the Company had a receivable from related party resulting from working capital advances to InnovaQor of approximately $0.2 million during the three months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling $51,229.

The terms of the foregoing transactions and the transactions discussed in Notes 1, 6, 11 and 14 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

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

The following table presents our lease-related assets and liabilities at September 30, 2021 (unaudited) and December 31, 2020:

	Balance Sheet Classification	September 30, 2021	December 31, 2020

Assets:
Operating leases	Right-of-use operating lease assets	$877,412	$1,000,272
Finance leases	Property and equipment, net	220,461	249,985

Total lease assets		$1,097,873	$1,250,257

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$237,026	$172,952
Finance leases	Current liabilities	220,461	249,985
Noncurrent:
Operating leases	Right-of-use operating lease obligations	640,386	827,320

Total lease liabilities		$1,097,873	$1,250,257

Weighted-average remaining term:
Operating leases		3.50 years	4.17 years
Finance leases		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Finance lease expense:
Depreciation/amortization of leased assets	$-	$-	$-	$26,349
Interest on lease liabilities	-	-	-	9,455
Operating leases:
Short-term lease expense (1)	44,342	49,196	151,025	219,138

Total lease expense	$44,342	$49,196	$151,025	$254,942

(1)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$168,923	$98,374
Operating cash flows for finance leases	-	9,455
Financing cash flows for finance lease payments	29,524	200,709

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Leases
Twelve months ended September 30, 2022	$337,357	$224,252
Twelve months ended September 30, 2023	307,082	-
Twelve months ended September 30, 2024	217,839	-
Twelve months ended September 30, 2025	223,795	-
Twelve months ended September 30, 2026	18,650	-
Thereafter	-	-
Total	1,104,723	224,252

Less interest	-	-
Present value of minimum lease payments	$1,104,723	$224,252

Less current portion of lease obligations	(227,311)	(3,791)
Lease obligations, net of current portion	$877,412	$220,461

As of September 30, 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease totaling approximately $0.2 million is deemed to be immediately due.

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

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2021 and December 31, 2020, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
			(unaudited)
As of December 31, 2020:

InnovaQor Series B Preferred Stock	$-	$-	$-	$-
Embedded conversion option of debenture	-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

As of September 30, 2021:
InnovaQor Series B Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

The fair value of the InnovaQor Series B Preferred Stock of $9.1 million as of September 30, 2021 is more fully discussed in Note 14.

The Company utilized the following method to value its derivative liability as of September 30, 2021 and December 31, 2020 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share (85% of market price of the Company’ common stock) multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three and nine months ended September 30, 2021 and 2020 as there was no change in the conversion price terms during the periods.

During the three and nine months ended September 30, 2021 and 2020, the conversions of preferred stock triggered a further reduction in the exercise prices of debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants, as a result of the decreases in the conversion/exercise prices, was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the three months ended September 30, 2021: risk free rates ranging from 0.04% to 0.55%, volatility ranging from 25.0% to 574.0% and terms ranging from one day to three years. The following assumptions were utilized in the Black Scholes valuation models for the nine months ended September 30, 2021: risk free rates ranging from 0.04% to 0.55%, volatility ranging from 25.0% to 574.0% and terms ranging from one day to three years. The incremental fair value of $259.2 million $408.5 million was recorded as deemed dividends for the three and nine months ended September 30, 2021, respectively. The following assumptions were utilized in the Black Scholes valuation models for the three and nine months ended September 30, 2020: risk free rates ranging from 0.09% to 0.12%, volatility ranging from 134.3% to 208.2% and weighted average lives ranging from .25 to 1.49 years. The incremental value of $59.8 million was recorded as deemed dividends in both the three and nine months ended September 30, 2020, respectively.

In addition, deemed dividends of $0.3 million were recorded in both the three and nine months ended September 30, 2021 as a result of the issuance of warrants to acquire 47.5 million shares of the Company’s common stock and deemed dividends of $0.3 million were recorded in both the three and nine months ended September 2021 as a result of the extension of warrants. These deemed dividends are more fully discussed in Note 11. Deemed dividends of $3.2 million were recorded in the nine months ended September 30, 2020 as a result of the issuance of the Series M Preferred Stock as more fully discussed in Note 11 and deemed dividends of $3.7 million were recorded in the three and nine months ended September 30, 2020 as a result of the issuance of our Series N Preferred Stock as more fully discussed in Note 11. Deemed dividends are also discussed in Notes 1 and 3.

Note 11 – Stockholders’ Deficit

Authorized Capital

As of September 30, 2021, the Company had 10,000,000,000 authorized shares of common stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Effective November 5, 2021, the Company increased its authorized shares of common stock to 50,000,000,000 as more fully discussed in Note 16. No change was made to the authorized shares of preferred stock.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of September 30, 2021, the Company had outstanding shares of preferred stock consisting of 1,750,000 shares of its Series F Convertible Preferred Stock, 10 shares of its Series H Convertible Preferred Stock, 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Preferred Stock, 11,084 shares of its Series N Preferred Stock, and 5,500 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). As of September 30, 2021, the Series F Convertible Preferred Stock is convertible into one share of the Company’s common stock and the Series H Convertible Preferred Stock is convertible into 37 million shares of the Company’s common stock. The Series L Preferred Stock, the Series M Preferred Stock, the Series N Preferred Stock and the Series O Preferred Stock are more fully described below. In addition, on November 7, 2021, the Company issued its Series P Preferred Stock, which is more fully described in Note 16.

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

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 95,000,000 shares of common stock and warrants to purchase 47.5 million shares of the Company’s common stock at an exercise price of $.007 per share. The warrants have a three-year term and, as of September 30, 2021, are exercisable into 1.2 billion shares of the Company’s common stock at an exercise price of $0.00027 per share as a result of down-round provision features. The Company recorded the initial fair value of the warrants as deemed dividends of $0.3 million during the three and nine months ended September 30, 2021. The initial fair value was calculated using the Black Scholes valuation model using the following assumptions: risk free rate of 0.41%, volatility of 364% and a term of three years.

Each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock. During the nine months ended September 30, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 450,000 shares of the Company’s common stock and, as discussed above, he exchanged 570 shares of his Series M Preferred Stock, with a stated value of $0.6 million, into 95,000,000 shares of the Company’s common stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Preferred Stock

On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the Exchange, Redemption and Forbearance Agreements (the “Exchange and Redemption Agreements”), certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) and Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock”) for 30,435,52 shares of the Company’s Series N Preferred Stock. The terms of the Series N Preferred Stock were set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020. During the three and nine months ended September 30, 2020, as a result of the Exchange and Redemption Agreements, the Company recorded: (i) a $0.4 million gain on the extinguishment of debt, which included the potential exchange premium of $1.65 million, and a $0.3 million fair value adjustment to the debenture principal, partially offset by the reduction in interest expense of $2.3 million; and (ii) deemed dividends of $3.7 million as a result of the exchange of the debentures and Series I-1 Preferred Stock and Series I-2 Preferred Stock for shares of the Series N Preferred Stock.

During the nine months ended September 30, 2021, the holders converted 18,350.1 shares of their Series N Preferred Stock, with a stated value of $18.4 million, into 4.7 billion shares of the Company’s common stock. During the nine months ended September 30, 2020, the holders converted 131 shares of their Series N Preferred Stock, with a stated value of $0.1 million, into 589 shares of the Company’s common stock.

Series O Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its newly-authorized Series O Preferred Stock. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of May 10, 2021 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Purchase Agreement provided for the issuance of up to 4,400 shares of Series O Preferred Stock at four closings of 1,100 shares each. The four closings occurred on May 10, 2021, May 18, 2021, July 12, 2021 and August 10, 2021.

The Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”), dated as of September 7, 2021, between the Company and the existing institutional investors of the Company. The Second Purchase Agreement provided for the issuance of up to 1,100 shares of the Series O Preferred Stock at two closings of 550 shares each. The two closings under the Second Purchase Agreement occurred on September 7, 2021 and September 30, 2021.

As a result, as of September 30, 3021, the Company has issued 5,500 shares of its Series O Preferred Stock and it received proceeds of $5.0 million, $2.5 million of which was received in the three months ended June 30, 2021 and $2.5 million of which was received in the three months ended September 30, 2021.

On October 28, 2021, the Company entered into the Securities Purchase Agreement, dated as of October 28, 2021 (the “October 28 Agreement”), among the Company and certain existing institutional investors of the Company. The October 28 Agreement provides for the issuance of up to 4,400 shares of the Company’s Series O Preferred Stock at two closings of 2,200 shares each as more fully discussed in Note 16.

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

Common Stock

The Company had 4,777,350,000 and 39,648 shares of its common stock issued and outstanding at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company issued 450,000 shares of its common stock upon the conversion of 619.65 shares of its Series M Preferred Stock, 95,000,000 shares of its common stock upon the exchange of 570 shares of its Series M Preferred Stock and 4.7 billion shares of its common stock upon the conversions of 18,355.5 shares of its Series N Preferred Stock. During the nine months ended September 30, 2020, the Company issued 313 shares of its common stock upon the conversion of 236.3 shares of its Series I-2 Preferred Stock and 589 shares of its common stock upon the conversion of 131 shares of its Series N Preferred Stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Splits, which are more fully discussed in Note 1. See Note 16 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of November 10, 2021.

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

Effective November 5, 2021, the Company increased its authorized shares of common stock to 50,000,000,000 as more fully discussed in Note 16.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of September 30, 2021, 26 options were outstanding and exercisable with a weighted average exercise price of $2,992,125 per share. No options were issued, forfeited or expired during the nine months ended September 30, 2021. The remaining weighted average contractual term is 4.62 years. The intrinsic value of the options exercisable at each of September 30, 2021 and December 31, 2020 was $0. No compensation expense was recorded in the three and nine months ended September 30, 2021 and 2020 as all of the options were fully vested as of December 31, 2019.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 182.7 billion shares at September 30, 2021. During the nine months ended September 30, 2021, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 182.7 billion shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 7.

Included in the warrants outstanding at September 30, 2021, were warrants issued in connection with the debentures issued in March 2017. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). At September 30, 2021, these warrants were exercisable into an aggregate of approximately 177.8 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At September 30, 2021, the Series A Warrants were exercisable for 66.5 billion shares of the Company’s common stock. They were exercisable upon issuance and have a term of exercise equal to five years. At September 30, 2021, the Series B Warrants were exercisable for 42.6 billion shares of the Company’s common stock and are exercisable until March 31, 2022. At September 30, 2021, the Series C Warrants were exercisable for 68.7 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024, as more fully discussed in Note 16. At September 30, 2021, the Series A, Series B and Series C Warrants each have an exercise price of $0.00027 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections. During the three and nine months ended September 30, 2021 and 2020, reductions in the exercise prices of the March Warrants have given rise to deemed dividends. Deemed dividends are also discussed below and in Notes 1, 3 and 10.

The Company extended certain common stock warrants during the three and nine months ended September 30, 2021, and as a result of the extension, deemed dividends of $0.3 million were recorded during the three and nine months ended September 30, 2021. The initial fair value was calculated using the Black Scholes valuation model using the following assumptions: risk free rate of 0.05%, volatility of 230% and a term of six months.

The number of shares of common stock issuable under warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the full ratchet provisions of the majority of the outstanding warrants (subject to a floor in some cases), subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants.

The following summarizes the information related to the number of shares of common stock issuable under outstanding warrants during the nine months ended September 30, 2021:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2020	4,571,165	$19.99
Issuance of warrants	47,500,000	0.007
Expiration of warrants	(44,078,213)	(0.3110)
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	182,655,951,726	-
Balance at September 30, 2021	182,663,835,038	$0.00043

The 47.5 million warrants issued during the nine months ended September 30, 2021 were issued pursuant to an exchange agreement with the holder of the Series M Preferred Stock as more fully discussed above under the heading, “Series M Preferred Stock.” See above and Notes 1, 3, 10 and 16 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Note 12 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$-	$64,454
Cash paid for income taxes	$281,025	$-

Non-cash investing and financing activities:
Preferred stock of InnovaQor received from the sale of HTS and AMSG	$9,117,500	$-
Net liabilities of HTS and AMSG transferred to InnovaQor	2,227,152	-
Settlement of liability with InnovaQor preferred stock	60,714	-
Issuance of notes payable in settlement of accounts payable and accrued expenses	2,352,961	-
Series I-2 Preferred Stock converted into common stock	-	277,994
Exchange of Series K Preferred Stock for Series L Preferred Stock	-	(2,500)
Issuance of Series L Preferred Stock	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	-	22,000,000
Loans and accrued interest exchanged for Series M Preferred Stock	-	(18,849,632)
Deemed dividend from exchange of loans and accrued interest for Series M Preferred Stock	-	3,150,368
Series M Preferred Stock converted/exchanged into common stock	1,189,650	-
Deemed dividends from issuance of common stock warrants under exchange agreement	341,525	-
Issuance of Series N Preferred Stock in exchange for debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock	-	30,435,519
Debentures, accrued interest and Series I-1 and Series I-2 Preferred Stock exchanged for Series N Preferred Stock	-	(19,342,322)
Series N Preferred Stock converted into common stock	18,355,507	58
Deemed dividends from the issuance of Series N Preferred Stock	-	3,720,718
Deemed dividends for trigger of down round provisions	408,509,361	59,824,232
Deemed dividends from extension of common stock warrants	291,592	-
Original issue discounts on debt	52,836	108,958

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

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the nine months ended September 30, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. During the nine months ended September 30, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. No refunds were received during the nine months ended September 30, 2020. The Company used the $0.3 million of refunds that it received in the nine months ended September 30, 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of September 30, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.8 million.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at September 30, 2021.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at September 30, 2021.

On December 7, 2016, the holders of the Tegal Notes (see Note 6) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2021, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. The Company and TCA entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay TCA $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 is due in six consecutive monthly installments of $50,000 payable on or before the fifth day of each month beginning December 2021. As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the three and nine months ended September 30, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of September 30, 2021.

In February 2020, Anthony O. Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (See Note 6). As of September 30, 2021, the Company has not made the majority of the required payments and, as a result, approximately $1.5 million of principal and $0.7 million of penalty interest, which accrues at a rate of 20% per annum, are due and owing.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. On September 30, 2021, the parties agreed to settle this case for $50,000 payable in installments through February 2022.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has accrued the amounts that it expects to owe in its financial statements. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated in 2022.

Two former employees of Jamestown Regional Medical Center filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties have agreed to a settlement agreement dated May 14, 2021. Pursuant to the terms of this agreement, the Company was required to pay a sum of $425,000 , which was paid in full in October 2021.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded $130,000 of this judgment as a liability as of September 30, 2021, as management believes that a number of insurance payments were made to CHSPSC after the change of ownership and will likely offset the majority of the claim made by CHSPSC.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of September 30, 2021.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of September 30, 2021.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company has made the required payments due during the three months ended September 30, 2021 and has accrued the remaining obligation owed as of September 30, 2021.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023.

Note 14 – Discontinued Operations

Sale of HTS and AMSG

In 2017, the Company announced plans to spin off or sell its wholly-owned subsidiaries, HTS and AMSG. On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the three months ended September 30, 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.1 million at September 30, 2021 and a gain on the sale of HTS and AMSG of $0.6 million in the three months ended September 30, 2021, which resulted from the value of the 950 shares of InnovaQor Series B Preferred Stock received as a result of a post-closing adjustment, and a gain on the sale of HTS and AMSG of $11.3 million in the nine months ended September 30, 2021, of which $9.1 million resulted from the value of the InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. A discussion of the assumptions used in the valuation of the InnovaQor Series B Preferred Stock is presented below. During the three and nine months ended September 30, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable dated January 31, 2021 and February 16, 2021. The notes payable are more fully discussed in Note 6.

See Note 8 for a discussion of related party transactions between the Company and InnovaQor.

EPIC Reference Labs, Inc.

During the three months ended September 30, 2020, the Company made a decision to sell its last clinical laboratory, EPIC Reference Labs, Inc., and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC Reference Labs, Inc.’s operations and the other non-operating subsidiaries have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, it has ceased all efforts to sell the company and closed down its operations.

Carrying amounts of major classes of assets and liabilities sold or included as part of discontinued operations in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 consisted of the following:

HTS and AMSG Assets and Liabilities:

	September 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$31,294
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,374

Property and equipment, net	$-	$685
Deposits	-	-
Right-of-use assets	-	-
Non-current assets classified as held for sale	$-	$685

Accounts payable and checks issued in excess of bank balance	$-	$726,220
Accrued expenses	-	1,308,283
Current portion of right-of-use operating lease obligation	-	-
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$-	$2,203,254

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	-
Non-current liabilities classified as held for sale	$-	$69,267

EPIC Reference Labs, Inc. and Other Subsidiaries Assets and Liabilities:

	September 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$136
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$-	$136

Property and equipment, net	$-	$-
Deposits	5,014	100,014
Right-of-use assets	-	100,116
Non-current assets classified as held for sale	$5,014	$200,130

Accounts payable and checks in excess of bank balance	$1,111,557	$1,185,158
Accrued expenses	336,410	334,667
Current portion of right-of-use operating lease obligation	-	91,166
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,447,967	$1,610,991

Note payable	$-	$-
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$8,950

Consolidated Discontinued Operations Assets and Liabilities:

	September 30, 2021	December 31, 2020
	(unaudited)
Cash	$-	$31,430
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,510

Property and equipment, net	$-	$685
Deposits	5,014	100,014
Right-of-use assets	-	100,116
Non-current assets classified as held for sale	$5,014	$200,815

Accounts payable and checks issued in excess of bank balance	$1,111,557	$1,911,378
Accrued expenses	336,410	1,642,950
Current portion of right-of-use operating lease obligation	-	91,166
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$1,447,967	$3,814,245

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$78,217

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 consisted of the following (unaudited):

HTS and AMSG Income (Loss) from Discontinued Operations (unaudited):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue from services	$-	$174,941	$216,941	$437,119
Cost of services	-	390	2,386	11,379
Gross profit	-	174,551	214,555	425,740
Operating expenses	-	(258,710)	(551,296)	(509,989)
Other income (expense)	-	(9,636)	(9,577)	(61,067)
Gain on sale	576,787	-	11,303,939	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$576,787	$(93,795)	$10,957,621	$(145,316)

The fair value of the InnovaQor Series B Preferred Stock that the Company received as consideration for the sale of $9.1 million was based on a third-party valuation using the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The common interest is modeled as a call option that gives its owner the right but not the obligation to buy the enterprise value at a predetermined or exercise price. In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a “regular” call option, a comparison with a per share stock price. Thus, the common interest is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred interests are liquidated. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

EPIC Reference Labs, Inc. and Other Subsidiaries Income (Loss) from Discontinued Operations (unaudited):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue from services	$-	$-	$-	$441
Cost of services	-	-	-	-
Gross profit	-	-	-	441
Operating expenses	(31,388)	(41,439)	(126,243)	(106,704)
Other income (expense)	-	(30,946)	48,770	87,286
Gain on sale	-	-	-	-
Provision for income taxes	-	-	-	-
Loss from discontinued operations	$(31,388)	$(72,385)	$(77,473)	$(18,977)

Consolidated Income (Loss) from Discontinued Operations (unaudited):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue from services	$-	$174,941	$216,941	$437,560
Cost of services	-	390	2,386	11,379
Gross profit	-	174,551	214,555	426,181
Operating expenses	(31,388)	(300,149)	(677,539)	(616,693)
Other income (expense)	-	(40,582)	39,193	26,219
Gain on sale	576,787	-	11,303,939	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$545,399	$(166,180)	$10,880,148	$(164,293)

Note 15 – Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, the step-up in basis of goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard became effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Note 16 – Subsequent Events

PPP Notes

On November 3, 2021, $0.8 million of the outstanding principal amount of the PPP Notes was forgiven. PPP Notes are more fully discussed in Note 6.

Shareholder Proposals Effective November 5, 2021

On November 5, 2021, the Company filed an Amendment to its Articles of Incorporation, as amended (the “Amendment”), with the Secretary of State of Delaware to make effective the following proposals, which had previously been approved by the Company’s Board of Directors and stockholders:

Proposal 1: To approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 10,000,000,000 to 50,000,000,000 shares.

Proposal 2: To approve an amendment to our Certificate of Incorporation, as amended, to provide that the number of authorized shares of Common Stock or Preferred Stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of Preferred Stock is required by the express terms of any series of Preferred Stock pursuant to the terms thereof.

As a result of the Voting Agreement discussed in Note 11 and the two proposals above that became effective on November 5, 2021, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Issuances of Preferred Stock

On October 28, 2021, the Company entered into the October 28 Agreement among the Company and certain existing institutional investors of the Company. The October 28 Agreement provides for the issuance of up to 4,400 shares of the Company’s Series O Preferred Stock at two closings of 2,200 shares each. The first closing occurred on October 28, 2021 in which the Company received $2.0 million. The second closing is expected to occur on or before December 1, 2021. The subsequent closing depends upon the Company’s satisfaction of certain conditions. If the second closing occurs, the Company will receive proceeds of $2.0 million.

Debt Exchange and Amendment Agreements

On November 7, 2021, the Company entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.4 million, by exchanging the indebtedness and accrued interest for 8,545 shares of the Company’s Series P Preferred Stock. The warrant promissory notes payable and the debentures are more fully discussed in Notes 6 and 7, respectively. After the exchange, the investors continue to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $3.3 million. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 11, were extended from varying dates in March 2022 to March 21, 2024. The terms of the Series P Preferred Stock are set forth in the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021, in particular:

General. The Company’s Board of Directors has designated 30,000 shares of the 5,000,000 authorized shares of preferred stock as the Series P Preferred Stock. Each share of the Series P Preferred Stock has a stated value of $1,000.

Voting Rights. Except as provided below or by law, the Series P Preferred Stock shall have no voting rights. However, as long as any shares of Series P Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series P Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series P Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series P Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividends. Dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series P Preferred Stock from and after the date of the original issuance of such share of Series P Preferred Stock (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Preferred Accruing Dividends are paid.

Rank. The Series P Preferred Stock ranks with respect to dividends or a liquidation, (i) on parity with the common stock, the Series H Preferred Stock, Series L Preferred Stock, Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series O Preferred Stock, (ii) senior to the Company’s Series F Convertible Preferred Stock, and (iii) junior to any other class or series of preferred stock of the Company afterwards created and ranking by its terms senior to the Series P Preferred Stock.

Conversion. Each share of the Series P Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series P Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price. The conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date. Holders of the Series P Preferred Stock are prohibited from converting Series P Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after notice to the Company.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series P Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series P Preferred Stock, plus any accrued declared and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, for each share of the Series P Preferred Stock before any distribution or payment shall be made on any junior securities.

Redemption. At any time the Company shall have the right to redeem all, or any part, of the Series P Preferred Stock then outstanding. The Series P Preferred Stock subject to redemption shall be redeemed by the Company in cash in an amount equal to the stated value of the shares of the Series P Preferred Stock being redeemed plus all accrued declared and unpaid dividends.

Issuances of Common Stock

Subsequent to September 30, 2021 and through November 10, 2021, the Company issued 8.7 billion shares of its common stock upon conversions of 2,495.84 shares of its Series N Preferred Stock with a stated value of $2.5 million.

Potential Common Stock as of November 10, 2021

The following table presents the potential dilutive effect of our various equity-linked instruments as of November 10, 2021:

November 10, 2021
Shares of common stock outstanding	13,491,000,000
Dilutive potential shares:
Convertible preferred stock	174,319,763,738
Warrants	273,995,752,554
Convertible debt	14,443,166,667
Stock options	26
Total dilutive potential shares of common stock, including outstanding common stock	476,249,682,985

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

We suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. We plan to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated in 2022.

On March 1, 2021, we closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

In 2017, we announced plans to spin off or sell our wholly-owned subsidiaries, Advanced Molecular Services Group, Inc. (“AMSG”) and Health Technology Solutions, Inc. (“HTS”). On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the three months ended September 30, 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company has recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.1 million at September 30, 2021 and a gain on the sale of HTS and AMSG of $0.6 million in the three months ended September 30, 2021, which resulted from the value of the 950 shares of InnovaQor Series B Preferred Stock received as a result of a post-closing adjustment, and a gain on sale of HTS and AMSG of $11.3 million in the nine months ended September 30, 2021, of which $9.1 million resulted from the value of the InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. During the three and nine months ended September 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021.

We have reflected the amounts relating to HTS and AMSG, including the gain on sale, as a disposal group classified as held for sale and included in discontinued operations in our accompanying unaudited condensed consolidated financial statements.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been included in discontinued operations in the accompanying unaudited condensed consolidated financial statements. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, it has ceased all efforts to sell company and closed down its operations.

Outlook

We believe that the transition of our business model from health information technology and diagnostics to ownership and operation of rural hospitals and related healthcare service providers is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic and we own another hospital and physician’s office at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development. The progress of the COVID-19 pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

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

From third party information, in Tennessee there have been 1,286,713 cases and 16,509 deaths from COVID-19 as of November 5, 2021. One concern previously cited in the report and shared by health leaders is low vaccination rates in the State. Tennessee is the 8th-worst in population of fully vaccinated individuals with approximately 48% fully vaccinated. Moreover, Scott County, in which Big South Fork Medical Center is located, currently has the second highest rate of new daily COVID-19 cases per 100,000 persons in the State of Tennessee.

It is hoped that the continued roll out of vaccinations will significantly reduce the risk of death and reduce transmission of the virus so that a return to more normal expectations occurs throughout the remainder of 2021 and in 2022. These developments have had, and may continue to have, a material adverse effect on us and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
		%		%
Net revenues	$1,010,245	100.0%	$1,950,698	100.0%
Operating expenses:
Direct costs of revenues	1,207,749	119.6%	2,805,829	143.8%
General and administrative expenses	2,019,086	199.9%	3,274,508	167.9%
Depreciation and amortization	135,065	13.4%	53,579	2.7%
Loss from continuing operations before other income (expense) and income taxes	(2,351,655)	-232.8%	(4,183,218)	-214.4%
Other income (expense), net	(346,197)	-34.3%	169,101	8.7%
Gain from extinguishment of debt	1,027,000	101.7%	389,864	20.0%
Gain (loss) from legal settlements	3,157,203	312.5%	(23,652)	-1.2%
Interest expense	(700,786)	-69.4%	(2,377,980)	-121.9%
Benefit from income taxes	-	0.0%	-	0.0%
Net income (loss) from continuing operations	$785,565	77.8%	$(6,025,885)	-308.9%

Net Revenues

Consolidated net revenues were $1.0 million for the three months ended September 30, 2021, as compared to consolidated net revenues of $2.0 million for the three months ended September 30, 2020, a decrease of $1.0 million. Net revenues from Big South Fork Medical Center decreased by approximately $0.2 million in the three months ended September 30, 2021 compared to the 2020 period. We attribute the decrease in net revenues from Big South Fork Medical Center to less inpatient activity in the 2021 period. In addition, approximately $0.6 million of the decrease was from Jellico Community Hospital and CarePlus Center. We closed Jellico Community Hospital on March 1, 2021 after the city of Jellico issued a 30-day termination notice for the lease of the building.

Net revenues for the three months ended September 30, 2021 and 2020 included estimated implicit price concessions of $1.9 million and $2.2 million, respectively, for doubtful accounts and $6.8 million and $14.0 million, respectively, for contractual allowances.

Direct Costs of Revenues

Direct costs of revenues decreased by $1.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We attribute the decrease primarily to the closure of Jellico Community Hospital on March 1, 2021. As a percentage of net revenues, direct costs decreased to 119.6% in the three months ended September 30, 2021 compared to 143.8% in the comparable 2020 period.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million, or 38.3%, for the three months ended September 30, 2021 compared to the same period a year ago. General and administrative expenses for our hospital operations decreased by $1.5 million in the 2021 period, primarily as a result of the closure of Jellico Community Hospital on March 1, 2021. Partially offsetting the decrease was an increase of corporate related expenses of approximately $0.3 million in the three months ended September 30, 2021 compared to the 2020 period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.1 million for the three months ended September 30, 2021 compared to $53,579 for the three months ended September 30, 2020. We attribute the increase to purchases of medical equipment during the latter part of 2020.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the three months ended September 30, 2021 was $2.4 million compared to a loss of $4.2 million for the three months ended September 30, 2020. We attribute the decrease in the operating loss primarily to the operating losses associated with Jellico Community Hospital.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 was a net expense of $0.3 million, which resulted primarily from the write off of equipment and inventory associated with Jellico Community Hospital that we closed in March 2021. We had previously expected to be able to use the equipment and inventory at our other facilities but we determined during the period that the equipment and inventory could not be used. Other income (expense), net for the three months ended September 30, 2020 was $0.2 million, which included income of approximately $0.6 million from HHS Provider Relief Funds that were received from the federal government, partially offset by $0.3 million of loss on the sale of accounts receivable under sales agreements and $0.1 million for the loss on disposal of property.

Gain from Extinguishment of Debt

We recorded gain from extinguishment of debt of $1.0 million during the three months ended September 30, 2021, which resulted from the forgiveness of PPP Notes during the period. We recorded a $0.4 million gain on extinguishment of debt in the three months ended September 30, 2020, which resulted from exchange, redemption and forbearance agreements that we entered into on August 31, 2020. Under these agreements preferred stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”).

Gain (Loss) from Legal Settlements

We recorded a gain (loss) from legal settlements of $3.2 million and ($23,652) for the three months ended September 30, 2021 and 2020, respectively. The gain from legal settlements of $3.2 million for the three months ended September 30, 2021 resulted from: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements; (ii) a gain of $2.2 million from the settlement of obligations under the TCA Debenture; and (iii) $0.3 million pursuit to the settlement of obligations owed under professional services agreements.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $0.7 million compared to $2.4 million for the three months ended September 30, 2020. Interest expense for the three months ended September 30, 2021 was for interest on past due debentures and on notes payable. Interest expense for the three months ended September 30, 2020 included $1.7 million for interest on past due debentures and on notes payable, $0.6 million for interest incurred by Mr. Diamantis on borrowings he procured in order to lend funds to the Company and $55,000 of interest on loans from Mr. Diamantis.

The decrease in interest expense in the three months ended September 30, 2021 as compared to the 2020 period was due primarily to the exchange of debentures on August 31, 2020 for preferred stock, as well as a reduction in the rate of interest charged on certain debentures under the terms of the exchange.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the three months ended September 30, 2021 was $0.8 million compared to net loss from continuing operations of $6.0 million for the three months ended September 30, 2020. The improvement in the three months ended September 30, 2021 as compared to the 2020 period was due primarily to: (i) a reduction in the loss from continuing operations before other income (expense) and income taxes of $1.8 million in the 2021 period, (ii) the gain from extinguishment of debt of $1.0 million in the 2021 period versus a gain from extinguishment of debt of $0.4 million in the 2020 period, (iii) the gain from legal settlements of $3.2 million in the 2021 period, and (iv) a decrease of interest expense of $1.7 million in the 2021 period.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
		%		%
Net revenues	$1,288,402	100.0%	$5,860,807	100.0%
Operating expenses:
Direct costs of revenues	4,074,149	316.2%	8,151,478	139.1%
General and administrative expenses	6,915,453	536.7%	8,593,756	146.6%
Depreciation and amortization	513,929	39.9%	399,377	6.8%
Loss from continuing operations before other income (expense) and income taxes	(10,215,129)	-792.9%	(11,283,804)	-192.5%
Other income (expense), net	4,140,049	321.3%	6,907,670	117.9%
Gain from extinguishment of debt	1,027,000	79.7%	389,864	6.7%
Gain from legal settlements	3,179,393	246.8%	1,096,613	18.7%
Interest expense	(2,503,173)	-194.3%	(7,926,750)	-135.3%
Benefit from income taxes	-	0.0%	1,118,485	19.1%
Net loss from continuing operations	$(4,371,860)	-339.3%	$(9,697,922)	-165.5%

Net Revenues

Consolidated net revenues were $1.3 million for the nine months ended September 30, 2021, as compared to $5.9 million for the nine months ended September 30, 2020, a decrease of $4.6 million. Net revenues from Big South Fork Medical Center decreased by approximately $2.9 million in the nine months ended September 30, 2021 compared to the 2020 period. We attribute the decrease in net revenues from Big South Fork Medical Center primarily to reduced inpatient activity and to adjustments for contractual allowances and estimated implicit price concessions during the 2021 period. In addition, approximately $1.6 million of the decrease was from Jellico Community Hospital and CarePlus Center. We closed Jellico Community Hospital on March 1, 2021 after the city of Jellico issued a 30-day termination notice for the lease of the building.

Net revenues for the nine months ended September 30, 2021 and 2020 included estimated implicit price concessions of $6.2 million and $6.2 million, respectively, for doubtful accounts and $16.2 million and $32.9 million, respectively, for contractual allowances.

Direct Costs of Revenues

Direct costs of revenue decreased by $4.1 million for the nine months ended September 30, 2021 compared to the 2020 period. We attribute the decrease primarily to the closure of Jellico Community Hospital on March 1, 2021. As a percentage of net revenues, direct costs increased to 316.2% in the nine months ended September 30, 2021 compared to 139.1% in the comparable 2020 period.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million, or 19.5%, for the nine months ended September 30, 2021 compared to the same period a year ago. General and administrative expenses for our hospital operations decreased by $1.9 million in the 2021 period, primarily as a result of the closure of Jellico Community Hospital on March 1, 2021. Partially offsetting the decrease was an increase of corporate related expenses of approximately $0.2 million in the nine months ended September 30, 2021 compared to the 2020 period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the nine months ended September 30, 2021 was due to depreciation expense associated with the purchases of medical equipment during the latter part of 2020.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the nine months ended September 30, 2021 was $10.2 million compared to a loss of $11.3 million for the nine months ended September 30, 2020. We attribute the decrease in the operating loss primarily to the closure of Jellico Community Hospital on March 1, 2021.

Other Income (Expense), Net

Other income (expense), net of $4.1 million for the nine months ended September 30, 2021 included primarily $4.4 million of income from HHS Provider Relief Funds, partially offset by $0.3 million of loss on disposal of equipment and inventory. Other income (expense), net of $6.9 million for the nine months ended September 30, 2020 included primarily $8.0 million of HHS Provider Relief Funds, partially offset by $0.6 million in penalties and interest associated with non-payment of payroll taxes and $0.6 million of loss on the sale of accounts receivable under sales agreements.

Gain from Extinguishment of Debt

We recorded gain from extinguishment of debt of $1.0 million during the nine months ended September 30, 2021, which resulted from the forgiveness of PPP Notes during the period. We recorded a $0.4 million gain on extinguishment of debt in the nine months ended September 30, 2020, which resulted from exchange, redemption and forbearance agreements that we entered into on August 31, 2020. Under these agreements preferred stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Preferred Stock.

Gain from Legal Settlements

The gain from legal settlements was $3.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The gain from legal settlements of $3.2 million for the nine months ended September 30, 2021 resulted from: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements, (ii) a gain of $2.2 million from the settlement of obligations under the TCA Debenture, and (iii) a gain of $0.3 million pursuit to the settlement of obligations owed under professional services agreements. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain for the 2020 period.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $2.5 million, as compared to $7.9 million for the nine months ended September 30, 2020. Interest expense for the nine months ended September 30, 2021 included $2.4 million for interest on past due debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis. Interest expense for the nine months ended September 30, 2020 included $5.7 million for interest on past due debentures and note payable, $1.3 million for interest incurred by Mr. Diamantis on borrowings he procured in order to lend funds to the Company and approximately $0.6 million of interest on loans from Mr. Diamantis.

The decrease in interest expense in the nine months ended September 30, 2021 as compared to the 2020 period was due primarily to the exchange of loans from Mr. Diamantis on June 30, 2020 for preferred stock and the exchange of debentures in the third quarter of 2020 for preferred stock, as well as a reduction in the rate of interest charged on certain debentures under the terms of the exchange.

Benefit from Income Taxes

During 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the nine months ended September 30, 2020, we recorded approximately $1.1 million in refunds from the carryback of certain of our federal net operating losses.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended September 30, 2021 was $4.4 million compared to a net loss from continuing operations of $9.7 million for the nine months ended September 30, 2020. The decrease in the net loss in the 2021 period was primarily due to: (i) a decrease in the loss from continuing operations before other income (expense) and income taxes of $1.1 million, (ii) a gain from extinguishment of debt of $1.0 million in the 2021 period versus a gain from extinguishment of debt of $0.4 million in the 2020 period, (iii) a $3.2 million gain from legal settlements in the 2021 period compared to a $1.1 million gain from legal settlements in the 2020 period, and (iv) a decrease in interest expense of $5.4 million in the 2021 period compared to the 2020 period. Partially offsetting the decrease in the net loss in the 2021 period was a reduction in income of $3.6 million from HHS Provider Relief Funds in the 2021 period compared to the 2020 period and a benefit from income taxes of $1.1 million in the 2020 period, among other items.

LIQUIDITY AND CAPITAL RESOURCES

For the three and nine months ended September 30 2021 and the year ended December 31, 2020, we financed our operations from issuances of preferred stock, notes payable, loans from Christopher Diamantis, a former member of our Board of Directors, and the sale of accounts receivable under sales agreements. Also, during the year ended December 31, 2020, we received approximately $2.4 million from PPP Notes and our continuing operations received approximately $12.5 million from HHS Provider Relief Funds, of which $8.0 million was recognized as other income in the nine months ended September 30, 2020 and $4.4 million was recognized as other income in the nine months ended September 30, 2021. The PPP Notes and associated accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. As of September 30, 2021, $1.0 million of the PPP Notes has been forgiven. On November 3, 2021, an additional $0.8 million of the PPP Notes was forgiven. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements. We received approximately $1.2 million in cash from the issuances of promissory notes during the nine months ended September 30, 2021 and $5.0 million from the issuance of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”). During the nine months ended September 30, 2021, Mr. Diamantis loaned the Company $0.9 million and during the year ended December 31, 2020, Mr. Diamantis loaned the Company $7.6 million, the majority of which was used for working capital purposes.

Subsequent to September 30, 2021, we received $2.0 million in proceeds from issuances of our Series O Preferred Stock. On or before December 1, 2021, we expect to receive an additional $2.0 million in proceeds from the issuance of an additional 2,200 shares of our Series O Preferred Stock.

On November 7, 2021, we entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.4 million, by exchanging the indebtedness and accrued interest for 8,545 shares of the Company’s newly-authorized Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”). After the exchange, the investors continue to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $3.3 million. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 11, were extended from varying dates in March 2022 to March 21, 2024.

The foregoing financing transactions are more fully discussed in Notes 2, 4, 5, 6, 11 and 16 to our accompanying unaudited condensed consolidated financial statements.

On June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received shares of InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The sale is more fully discussed above under the heading, “Discontinued Operations,” and in Note 14 to our accompanying unaudited condensed consolidated financial statements.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $54.3 million and $37.5 million, respectively, at September 30, 2021. The Company had a loss from continuing operations before other income (expense) and income taxes of approximately $2.4 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and a loss from continuing operations before other income (expense) and income taxes of $10.2 million and $11.3 million, for the nine months ended September 30, 2021 and 2020, respectively. In addition, cash used in operating activities was $5.7 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including the payment defaults under the terms of outstanding notes payable and debentures as more discussed in Notes 6 and 7 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 14 to the accompanying unaudited condensed consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations. In addition, during 2020, the Company announced plans to sell its last clinical laboratory, EPIC Reference Labs, Inc., and as a result, EPIC Reference Labs, Inc.’s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC Reference Labs, Inc. and, therefore, it has ceased all efforts to sell the company and closed down its operations.

On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital, CarePlus Center and a hospital and physician’s office that it plans to reopen and operate. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

We need to raise additional funds immediately and continue to do so until we begin to realize positive cash flow from operations. There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals and related service providers, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly increase our revenues, reduce our operating costs and eventually achieve profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2021, we were party to legal proceedings, which are presented in Note 13 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020	Change

Cash	$331,491	$25,353	$306,138
Working capital deficit	(54,308,866)	(56,454,545)	2,145,679
Total debt, exclusive of debt discounts	22,415,981	20,770,771	1,645,210
Finance lease obligations	220,461	249,985	(29,524)
Stockholders’ deficit	(37,509,709)	(49,017,752)	11,508,043

The following table presents the major sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

Net cash used in operations	$(5,689,943)	$(13,522,634)	$7,832,691
Net cash used in investing activities	-	(370,890)	370,890
Net cash provided by financing activities	5,996,081	14,096,934	(8,100,853)

Net change in cash	306,138	203,410	102,728
Cash and cash equivalents, beginning of the year	25,353	16,933	8,420
Cash and cash equivalents, end of the period	$331,491	$220,343	$111,148

The components of cash used in operations for the nine months ended September 30, 2021 and 2020 are presented in the following table:

	Nine Months Ended September 30,
	2021	2020	Change

Net loss from continuing operations	$(4,371,860)	$(9,697,922)	$5,326,062
Non-cash adjustments to net loss continuing operations(1)	(7,704,444)	(8,320,255)	615,811
Gain on sale of discontinued operations	(11,303,939)	-	11,303,939
Change in operating assets and liabilities:
Accounts receivable	377,088	1,241,398	(864,310)
Inventory	164,653	(76,065)	240,718
Accounts payable, checks issued in excess of bank balance and accrued expenses	6,126,702	4,399,288	1,727,414
Income (loss) from discontinued operations	10,880,148	(164,293)	11,044,441
Income tax assets and liabilities	-	(522,885)	522,885
Other	39,142	(281,215)	320,357
Net cash used in operating activities	(5,792,510)	(13,421,949)	7,629,439
Net cash provided by (used in) discontinued operations	102,567	(100,685)	203,252
Net cash used in operations	$(5,689,943)	$(13,522,634)	$7,832,691

(1)	Non-cash adjustments to net loss for the nine months ended September 30, 2021 include primarily $3.2 million gain from legal settlements, $1.0 million gain from extinguishment of debt and $4.4 million gain from HHS provider relief funds. Non-cash adjustments to net loss for the nine months ended September 30, 2020 include primarily $1.1 million gain from legal settlements, $0.4 million gain from extinguishment of debt and $8.0 million gain from HHS provider relief funds, partially offset by depreciation and amortization of $0.5 million.

No cash was used by investing activities during the nine months ended September 30, 2021. Cash of $0.4 million was used by investing activities during the nine months ended September 30, 2020 to purchase hospital equipment.

Cash provided by financing activities for the nine months ended September 30, 2021 of $6.0 million included primarily $5.0 million in proceeds from the issuance of our Series O Preferred Stock, $0.9 million in loans from a former member of our Board of Directors and $1.2 million from the issuances of notes payable, partially offset by $0.4 million in repayments of loans from a former member of our Board of Directors, $0.4 million in payments of notes payable and $0.3 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the nine months ended September 30, 2020 of $14.1 million included primarily $5.8 million in loans from a former member of our Board of Directors, $2.3 million from PPP Notes, $12.5 million from HHS Provider Relief Funds, $0.8 million from the sale of accounts receivable under sales agreements and $1.2 million from the issuance of a note payable. Partially offsetting these cash receipts were $0.9 million in payments of debentures, $1.6 million of notes payable payments, $4.2 million in repayments of loans from a former member of our Board of Directors, $1.5 million in payments on accounts receivable sales agreements and $0.2 million of finance lease obligation payments.

Common Stock and Common Stock Equivalents

The Company had 4.8 billion and 39,648 shares of its common stock issued and outstanding at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company issued 95,450,000 shares of its common stock upon the exchange and conversion of $1.2 million of stated value of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”) and 4.7 billion shares of its common stock upon the conversions of $18.4 million of stated value of its Series N Preferred Stock. During the nine months ended September 30, 2020, the Company issued 313 shares of its common stock upon the conversion of $0.2 million of stated value of its Series I-2 Preferred Stock and 589 shares of its common stock upon the conversion of $0.1 million of stated value of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 7, 10, 11 and 16 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-10,000 reverse stock split effected on July 31, 2020 and a 1-for-1,000 reverse stock split effected on July 16, 2021. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 286.9 billion at September 30, 2021 and 476.2 billion at November 10, 2021.

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

Shareholder Proposals Effective November 5, 2021

On November 5, 2021, the Company filed an Amendment to its Articles of Incorporation, as amended (the “Amendment”), with the Secretary of State of Delaware to make effective the following proposals, which had previously been approved by the Company’s Board of Directors and stockholders:

Proposal 1: To approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 10,000,000,000 to 50,000,000,000 shares.

Proposal 2: To approve an amendment to our Certificate of Incorporation, as amended, to provide that the number of authorized shares of Common Stock or Preferred Stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of Preferred Stock is required by the express terms of any series of Preferred Stock pursuant to the terms thereof.

As a result of the Voting Agreement and the two proposals listed above that became effective on November 5, 2021, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

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

As of September 30, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2020. As of September 30, 2021, we concluded that these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues during the remainder of 2021 and beyond as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal finance department, including hiring a chief financial officer; (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal finance department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.27	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.27 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).

10.1	Exchange Agreement, dated as of August 27, 2021, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.2	Form of Securities Purchase Agreement, dated as of September 7, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.3	Promissory Note, dated August 10, 2021, by Rennova Health, Inc. and Jellico Medical Center, Inc.*

10.4	Promissory Note, dated August 10, 2021, by Rennova Health, Inc. and Scott County Community Hospital, Inc. d/b/a Big South Fork Medical Center*

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: November 15, 2021	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

