Form 10-K
period 2021-12-31
Rennova Health, Inc.
filed 2022-04-15
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $7,000,000.

As of April 8, 2022, the registrant had 36,252,190 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Rennova Health, Inc. (“Rennova,” the “Company,” “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee known as Big South Fork Medical Center, a hospital located in Jamestown, Tennessee that it plans to reopen and operate, a physician’s practice in Jamestown, Tennessee that it plans to reopen and operate and a rural clinic in Kentucky. The Company’s operations consist of one business segment.

Rennova Health, Inc. is the result of a merger between two public companies, Medytox Solutions, Inc. and CollabRx, Inc. Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox, Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to change its name to Rennova Health, Inc. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

Our Services

We are a provider of health care services. We own one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that we plan to reopen and operate, a physician’s practice in Jamestown, Tennessee that we plan to reopen and operate and a rural clinic in Kentucky. We operate in one business segment.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and a 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is certified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017.

Jamestown Regional Medical Center and Mountain View Physician Practice

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour emergency department with two trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc.

The Company suspended operations at the hospital and physician clinic in June 2019 as a result of the termination of the hospital’s Medicare agreement and other factors. The Company plans to reopen the hospital and physician clinic upon securing adequate capital to do so. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within the next 18 months subject to securing adequate capital. Jamestown is located 38 miles west of Big South Fork Medical Center.

Jellico Community Hospital and CarePlus Rural Clinic

On March 5, 2019, we closed an asset purchase agreement whereby we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Clinic. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

The CarePlus Clinic offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. Our hospital in Jellico was located 33 miles east of our Big South Fork Medical Center. The CarePlus Clinic is located 32 miles northeast of Big South Fork Medical Center.

Business Strategy

We believe that the acquisition or development of rural hospitals and related assets is a viable business strategy and will create a stable revenue base from the provision of needed services in rural areas of the United States. Rural hospitals and related service platforms deliver a needed health care service and employment to communities that would otherwise have to travel long distances to alternate locations. The Company remains confident that its strategy to own and operate a number of such assets in geographic clusters is a viable business strategy.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

In 2017, we announced plans to spin off or sell our wholly-owned subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”). On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series Convertible Redeemable Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021, of which $9.1 million resulted from the value of the 14,950 shares of InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. During the year ended December 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B Preferred Stock of $9.0 million at December 31, 2021.

We have reflected the financial results of HTS and AMSG prior to the sale, as well as the gain on sale, as discontinued operations in our accompanying consolidated financial statements.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc., (“EPIC”) and as a result, EPIC’s operations have been included in discontinued operations in the accompanying consolidated financial statements. The Company has been unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Recent and Other Developments

Reverse Stock Splits and Increases in Authorized Shares of Common Stock

On July 31, 2020, July 16, 2021 and March 15, 2022, the Company effected a 1-for-10,000 reverse stock split, a 1-for-1,000 reverse stock split and a 1-for-10,000 reverse stock split, respectively (the “Reverse Stock Splits”).

As a result of the Reverse Stock Splits, every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on July 31, 2020, every 1,000 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on July 16, 2021 and every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on March 15, 2022. The conversion and exercise prices of all of the Company’s outstanding convertible preferred stock, common stock purchase warrants and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments.

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company’s common stock and preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Splits.

Effective November 5, 2021, the Company increased the authorized shares of its common stock from 10 billion to 50 billion. In addition, effective November 5, 2021, the Company filed an Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of preferred stock is required by the express terms of any series of preferred stock pursuant to the terms thereof. Effective on March 15, 2022, the Company increased the authorized shares of its common stock from 50 billion to 250 billion.

Outlook

We believe that the transition of our business model from health information technology and diagnostics to ownership and operation of rural hospitals and related healthcare service providers is now complete and once stabilized will create a more predictable and stable revenue base. Rural hospitals provide a much-needed service to their local communities. Furthermore, owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development. The progress of the COVID-19 pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. As noted in Notes 1 and 8 to the accompanying consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

The COVID-19 pandemic and the steps taken by governments to seek to reduce its spread have severely impacted the economy and the health care industry in particular. Hospitals have especially been affected. Small rural hospitals, such as ours, may be overwhelmed by patients if conditions worsen in their local areas. Staffing costs, and concerns due to the potential exposure of staff to infections, may increase, as may the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients may defer elective procedures and other health care services. Travel bans, social distancing and quarantines may limit access to our facilities. Business closings and layoffs in our local areas may affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within the next 18 months subject to securing adequate capital.

Competition

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospitals, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, and other healthcare providers, including urgent care clinics, outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in accountable care organizations (“ACOs”) or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

Governmental Regulation

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continues to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Hospitals continue to be one of the primary focus areas of the federal Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs and the OIG has issued and periodically updated compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty. Compliance with and the enforcement of penalties for violations of these laws and regulations is changing and increasing. For example, CMS has issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

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

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and all healthcare providers, such as our hospitals, that transmit health information in an electronic form in connection with standard transactions and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our hospitals and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our hospitals are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

Professional Liability

As part of our business, our facilities are subject to claims of liability for events occurring in the ordinary course of operations. To cover a portion of these claims, professional malpractice liability insurance and general liability insurance policies are maintained in amounts which are commercially available and believed to be sufficient for operations as currently conducted, although some claims may exceed the scope or amount of the coverage in effect.

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

Payment for Services

The Company’s hospital operations depend significantly on continued participation in the Medicare and Medicaid programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Under the Consolidated Appropriations Act of 2021, effective as of January 1, 2022, Congress adopted provisions to help protect patients against surprise bills and provide more price transparency. Patients have new billing protections when receiving emergency care and non-emergency care from out-of-network providers at in-network facilities. Excessive out-of-pocket costs are restricted and emergency services must continue to be covered without any prior authorization and regardless of whether or not a provider or facility is in-network.

Further healthcare reform could occur in 2022, including changes to the Affordable Care Act and Medicare reform, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals in ways that are currently unpredictable.

Employees

On April 8, 2022, we had 85 employees of which 57 are full time. None of the Company’s employees are represented by a union.

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

The Company’s operations have historically operated at a loss and with a cash deficiency. The Company has limited access to capital and is dependent on its ability to secure the funding required to cover current losses and execute on its business plan until cash flow break even. Unless we raise sufficient funds, we will not be able to execute our business model.

During the years ended December 31, 2021 and 2020, we have relied on issuances of equity, notes payable, loans from a former member of our Board of Directors, sale of accounts receivable under sales agreements and various federal government loan and grant programs to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2021 and 2020.

Cash deficiencies mean that payroll has been late at certain times during the year, making retention of employees difficult. Unless this situation is corrected we may lose employees to the point where it becomes difficult to operate, or we may fail to attract employees to positions necessary to implement our business model.

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

The holders of our Series M Convertible Preferred Stock have, in the aggregate, votes equal to 51% of the Company’s voting securities and the holders of the Series M Convertible Preferred Stock have granted an irrevocable proxy to our Chief Executive Officer.

During 2020, the Company issued its Series M Convertible Preferred Stock (the “Series M Preferred Stock”). Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement. Holders of our common stock, therefore, will not have any control on issues submitted to a vote of stockholders.

Mr. Diamantis owns all of the outstanding Series M Preferred Stock. On August 13, 2020, he granted an irrevocable proxy to vote the Series M Preferred Stock to Seamus Lagan, the Chief Executive Officer, President and Interim Chief Financial Officer of the Company. As a result, Mr. Lagan controls a majority of the voting securities of the Company.

The current and potential effects of the coronavirus pandemic have had, and may continue to have, a material adverse impact on our business, results of operations and financial condition.

Demand for services at our hospitals due to the COVID-19 pandemic has substantially decreased, resulting in materially lower net revenues. If the pandemic continues for a further extended period, we expect to incur additional significant losses and additional financial assistance may be required.

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

Although our financial statements have been prepared on a going concern basis, we have accumulated significant losses and have negative cash flows from operations that could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry which raise substantial doubt about our ability to continue as a going concern.

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

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2021, we had a working capital deficit and stockholders’ deficit of $41.6 million and $27.3 million, respectively. In addition, we incurred a loss from continuing operations before other income, net and income taxes of $12.5 million for the year ended December 31, 2021 and we used cash of $8.9 million to fund our operations during 2021. Our cash position ($724,524 at December 31, 2021) is critically deficient, and payments for our operations are not being made in the ordinary course of business. The continued losses and other related factors, including past due accounts payable and payroll taxes as well as payment defaults of certain outstanding debentures and notes payable, as more fully discussed in Notes 2, 8 and 14 to the accompanying consolidated financial statements, raise substantial doubt about our ability to continue as a going concern for the next 12 months.

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

There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals and related assets, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to raise adequate capital to fund our operations and repay our outstanding debentures and other past due obligations, fully align our operating costs, increase our net revenues and eventually gain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There is no assurance that the acquisitions of the Big South Fork Medical Center, Jamestown Regional Medical Center or CarePlus Clinic will be accretive to our earnings or otherwise improve our results of operations. The Company suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within the next 18 months subject to securing adequate capital.

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

We may have a limited ability to use some or all of our net operating loss carryforwards in the future.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. The Company has federal net operating loss carryforwards totaling approximately $72.2 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2031. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. The Company is reviewing whether any prior transaction may have triggered a limitation under Section 382. Any such limitation, whether as a result of a prior transaction or a transaction in the future, could have a material adverse effect on our future results of operations.

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

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program. In addition, certain states require that health care providers that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the ACA, HHS will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

Our facilities are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our facilities are subject to potential claims for professional liability (medical malpractice) in connection with their operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance are maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services would not be brought against one of our hospitals, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third party whose acts or omissions occasioned the legal action.

Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

Our operations are dependent on the efforts, ability and experience of healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Each facility’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our facilities to decline.

A significant portion of our net revenues is dependent on Medicare and Medicaid payments and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of our net revenues is derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

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

Continued supply chain shortages could increase our costs of operations or adversely affect our results of operations.

Shortages, delays, increased costs, and governmental restrictions arising from the COVID-19 pandemic or arising out of increased demand as the pandemic wanes have disrupted and may continue to disrupt the ability of our facilities to procure items used in their operations. A severe inability to obtain such items or substantially increased costs for the items could have an adverse effect on our results of operations if we are unable to pass such costs along to patients.

Sustained inflation could increase our costs of operations.

The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel, which has been exacerbated by the COVID-19 pandemic. We are treating patients with COVID-19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID-19 pandemic are currently unknown; however, we expect such disruptions to continue. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. Furthermore, we are unable to predict whether recent inflationary spikes are transitory due to pandemic recovery related demand, labor shortages in selected markets, and supply chain issues or reflect the beginning of an inflationary cycle. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

Failure to maintain the security of patient-related information or compliance with security requirements could damage the Company’s reputation with patients and cause it to incur substantial additional costs and to become subject to litigation.

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

The Company may become subject in the ordinary course of business to material legal action related to, among other things, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid payors requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements, privacy practices and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

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

Our business has substantial indebtedness; certain of our debt instruments contain restrictive covenants which may affect our operational and financial flexibility.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. Restrictive covenants in the agreements governing our indebtedness may adversely affect us. As of December 31, 2021, we had total debt outstanding of approximately $15.0 million, the majority of which is short term and past due. As a result of non-payment of past due debentures and notes payable, we have incurred penalties totaling approximately $6.9 million and penalty interest of approximately $10.4 million as of December 31, 2021.

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

Our management has determined that as of December 31, 2021, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

As a public company, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our Board of Directors and management and involves significant accounting, legal and other expenses. We may need to hire additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

We have never declared or paid cash dividends on our common stock and certain of our financing agreements, while outstanding, prohibit us from declaring or paying cash dividends without approval, which may not be granted. In addition, we anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying any cash dividends in the foreseeable future. The terms of certain series of our Preferred Stock also preclude the payment of cash dividends on our common stock unless dividends are paid on such Preferred Stock. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates, which is uncertain and unpredictable.

We have used our convertible preferred stock for the exchange/repayment of debt. Going forward, we may use our stock to pay, to a large extent, for future acquisitions or we may continue to use our stock for the exchange/repayment of debt, which has been and would continue to be dilutive to investors.

In the past we have used our convertible preferred stock for the exchange/repayment of debt, which as a result of the conversions of the preferred stock into shares of our common stock, has resulted in significant dilution of our common stock. Going forward, we may choose to use additional preferred or common stock to pay, to a large extent, for future acquisitions or for additional exchanges/repayment of debt, and believe that doing so will enable us to retain a greater percentage of our operating capital to fund operations. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we did resort in the future to issuing stock in lieu of cash for acquisitions or the exchange/repayment of debt under unfavorable circumstances, it would result in increased dilution to investors.

Our hospital operations are dependent on the local economies and the surrounding areas in which they operate. A significant deterioration in those economies could cause a material adverse effect on our hospitals’ businesses.

Each rural hospital operation is dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the hospital’s services, as well as the ability of patients and other payers to pay for service as rendered.

On June 1, 2018, we acquired certain assets related to our Jamestown Regional Medical Center. This hospital is 38 miles west of our Big South Fork Medical Center. On March 5, 2019, we acquired certain assets related to Jellico Community Hospital and CarePlus Clinic. Jellico Community Hospital was 33 miles east of our Big South Fork Medical Center and CarePlus is nearby in Kentucky. Although the Company believes the synergies of management and services in a close geographic location will create numerous efficiencies for the Company, it has exposed the Company to a much greater degree to the effects of the economy in that one area. The Company suspended operations at Jamestown Regional Medical Center in June 2019, as a result of the termination of its Medicare agreement. The Company plans to reopen the hospital upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital. On March 1, 2021, the Company closed Jellico Community Hospital after the City of Jellico issued a 30-day termination notice for the lease of the building.

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

The Company has outstanding warrants, stock options, convertible preferred stock and convertible debentures. Exercise of the warrants and stock options and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

The following table presents the dilutive effect of our various potential shares of common stock as of December 31, 2021:

December 31, 2021
Shares of common stock outstanding	4,244,700
Dilutive potential shares:
Convertible preferred stock	48,188,965
Warrants	54,280,658
Convertible debt	2,877,783
Stock options	26
Total dilutive potential shares of common stock, including outstanding common stock	109,592,132

Continued conversions and exercises of the Company’s outstanding securities into common stock have further depressed the market price of our common stock and have caused corresponding decreases to the exercise and conversion prices of many of the Company’s convertible securities due to their anti-dilution provisions. As of April 8, 2022, the total dilutive potential shares of common stock, including outstanding common stock, was 10.2 billion.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities:

Location	Purpose	Type of Occupancy

Oneida, Tennessee	Acute Care Hospital/Medical Office Building	Owned
Jamestown, Tennessee	Acute Care Hospital	Owned
Williamsburg Kentucky	Rural clinic	Leased through June 2023
West Palm Beach, Florida	Corporate office	Leased through October 2025

We believe that each of our facilities is adequately equipped for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Mr. Diamantis for his financial support to the Company and assumption of all costs to carry the cost to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of December 31, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.7 million. Income taxes are more fully discussed in Note 13 to the accompanying consolidated financial statements.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2021.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10 to the accompanying consolidated financial statements). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage to $0.2 million, which remained outstanding at December 31, 2021.

On December 7, 2016, the holders of the Tegal Notes (see Note 8 to the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2021, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 is due in six consecutive monthly installments of $50,000 payable on or before the fifth day of each month beginning December 2021, leaving a balance due as of December 31, 2021 of $250,000 (see Note 8 to the accompanying consolidated financial statements). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the year ended December 31, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2021.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (see Note 8 to the accompanying consolidated financial statements). As of December 31, 2021, the Company had not made the majority of the required payments and, as a result, approximately $1.5 million of principal and $0.8 million of penalty interest, which accrues at a rate of 20% per annum, was due and owing. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance is due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. On September 30, 2021, the parties agreed to settle this case for $50,000 payable in installments through February 2022, which amounts have been paid in full.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has accrued the amounts that it expects to owe in its financial statements. The Company plans to reopen the hospital within the next 18 months upon securing adequate capital to do so. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed.

Two former employees of Jamestown Regional Medical Center filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties agreed to a settlement agreement dated May 14, 2021. Pursuant to the terms of this agreement, the Company was required to pay a sum of $425,000, which was paid in full in October 2021.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded a portion of this judgment as a liability as of December 31, 2021, as management believes that a number of insurance payments were made to CHSPSC after the change of ownership and will likely offset the majority of the claim made by CHSPSC.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2021.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of December 31, 2021.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company has made the required payments due during 2021 and has recorded the remaining amounts as a liability as of December 31, 2021.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. The Company has made the required payments due during 2021 and has reflected the remaining obligations owed as of December 31, 2021 as a reduction of its accounts receivable.

An employee of the Big South Fork Medical Center has filed a workers’ compensation claim in the Tennessee Court of Workers’ Compensation for an alleged workplace injury from July 2019. The case is in its early stages. Big South Fork Medical Center intends to contest the claimed benefits, although there can be no assurance that there will not be some liability.

The Company has received questions in the form of a civil investigation inquiry from the Department of Justice with regards to the use of monies received from PPP Notes and HHS Provider Relief Funds. There is no allegation of wrongdoing and no indication that any liability will materialize. The Company is confident that all PPP Notes and HHS Provider Relief Funds monies were appropriately utilized and accounted for and believes that provision of the details and records will provide satisfactory answers to the inquiry.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017, our common stock has been traded on the OTC Pink under the symbol “RNVA”. The following table sets forth the high and low closing sales prices per share of our common stock as reported for the periods indicated, as adjusted to reflect all applicable reverse stock splits. Such quotations represent inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. On April 8, 2022, the closing price for our common stock as reported on the OTC Pink was $0.009 per share.

Quarter Ended,	High	Low
March 31, 2020	$20,000,000.00	$10,000,000.00
June 30, 2020	$30,000,000.00	$5,000,000.00
September 30, 2020	$30,000,000.00	$1,700,000.00
December 31, 2020	$2,500,000.00	$130,000.00
March 31, 2021	$380,000.00	$40,800.00
June 30, 2021	$60,000.00	$4,000.00
September 30, 2021	$8,000.00	$2.00
December 31, 2021	$9.00	$0.50

As of April 8, 2022, there were two stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

Voting Agreement

Mr. Diamantis, a former member of our Board of Directors, is the holder of our Series M Preferred Stock. On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with the Company, Seamus Lagan and Alcimede LLC (of which Mr. Lagan, the Company’s Chief Executive Officer, is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis, Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

Dividend Policy

Holders of the Company’s common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The holders of the Rennova Series F Convertible Preferred Stock and Series H Convertible Preferred Stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock. Except for stock dividends, the holder of Rennova’s Series L Convertible Preferred Stock is not entitled to receive dividends on its shares. For each of Rennova’s Series M Preferred Stock, Series N Convertible Redeemable Preferred Stock, Series O Convertible Redeemable Preferred Stock and Series P Convertible Redeemable Preferred Stock, dividends at the rate per annum of 10% of the stated value per share accrue on each outstanding share from and after the date of the original issuance of such share. Such accruing dividends accrue from day to day, whether or not declared, and are cumulative and non-compounding, provided, however, that such accruing dividends are payable only when, as and if declared by the Company’s Board of Directors. No cash dividends may be paid on the common stock unless these accruing dividends are paid.

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

Equity Compensation Plan Information

The Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), as amended, became available upon the completion of the Merger. The 2007 Equity Plan terminated pursuant to its terms in September 2017. Grants made prior to the date of termination will remain outstanding until exercised, forfeited or expired pursuant to the terms of each grant.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2021:

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

n/a - not applicable.

(1) See Note 12 of the accompanying consolidated financial statements for additional information about weighted average exercise prices.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

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

Our Services

We are a provider of health care services. We own one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that we plan to reopen and operate, a physician’s practice in Jamestown, Tennessee that we plan to reopen and operate and a rural clinic in Kentucky. We operate in one business segment.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and a 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is certified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017.

Jamestown Regional Medical Center and Mountain View Physician Practice

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour emergency department with two trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc.

The Company suspended operations at the hospital and physician clinic in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company plans to reopen the hospital and physician clinic. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital. Jamestown is located 38 miles west of Big South Fork Medical Center.

Jellico Community Hospital and CarePlus Rural Clinic

On March 5, 2019, we closed an asset purchase agreement whereby we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Clinic. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

The CarePlus Clinic offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. The CarePlus Clinic is located 32 miles northeast of our Big South Fork Medical Center.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. The hospital in Jellico was located 33 miles east of our Big South Fork Medical Center.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

In 2017, we announced plans to spin off or sell our wholly-owned subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”). On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company has recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.0 million at December 31, 2021 and a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021, of which $9.1 million resulted from the value of the 14,940 shares of the InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. During the year ended December 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021.

We have reflected the financial results of HTS and AMSG prior to the sale, as well as the gain on sale, as discontinued operations in our accompanying consolidated financial statements.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc., (“EPIC”) and as a result, EPIC’s operations have been included in discontinued operations in the accompanying consolidated financial statements. We have been unable to find a buyer for EPIC and, therefore, have ceased all efforts to sell EPIC and closed down its operations.

Outlook

We believe that the transition of our business model from health information technology and diagnostics to ownership and operation of rural hospitals and related healthcare service providers is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic and we own another hospital and physician’s practice at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development. The progress of the coronavirus (“COVID-19”) pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. As noted in Notes 1 and 8 to the accompanying consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

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

It is hoped that the continued roll out of vaccinations will significantly reduce the risk of death and reduce transmission of the virus so that a return to more normal expectations occurs throughout the remainder of 2022. These developments have had, and may continue to have, a material adverse effect on us and the operations of our hospitals. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements as of and for the year ended December 31, 2021.

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

Fair Value Measurements

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

Derivative Financial Instruments

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

Deemed dividends associated with down round provisions represent the economic transfer of value to holders of equity-classified freestanding financial instruments when certain down round provisions (commonly referred to as “ratchets”) are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to additional paid-in-capital resulting in no change to stockholders’ equity/deficit.

Year ended December 31, 2021 compared to the year ended December 31, 2020

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
		%		%
Net revenues	$3,223,896	100.0%	$7,200,120	100.0%
Operating expenses:
Direct costs of revenues	5,292,430	164.2%	11,783,526	163.7%
General and administrative expenses	7,507,613	232.9%	11,660,899	162.0%
Asset impairments	2,300,826	71.4%	250,000	3.5%
Depreciation and amortization	643,551	20.0%	700,993	9.7%
Loss from continuing operations before other income (expense) and income taxes	(12,520,524)	-388.4%	(17,195,298)	-238.8%
Other income, net	5,376,244	166.8%	5,371,484	74.6%
Gain from extinguishment of debt	1,985,121	61.6%	2,041,038	28.3%
Gain from legal settlements	3,252,144	100.9%	671,613	9.3%
Interest expense	(3,185,828)	-98.8%	(9,840,724)	-136.7%
(Provision) benefit from income taxes	(179,530)	-5.6%	1,308,180	18.2%
Net loss from continuing operations	$(5,272,843)	-163.5%	$(17,643,707)	-245.0%

Net Revenues

Net revenues were $3.2 million for the year ended December 31, 2021, as compared to $7.2 million for the year ended December 31, 2020, a decrease of $4.0 million. Net revenues from Big South Fork Medical Center decreased by approximately $1.8 million in 2021 compared to 2020. We attribute the decrease in net revenues from Big South Fork Medical Center primarily to reduced inpatient activity and to adjustments for contractual allowances and estimated implicit price concessions during 2021. In addition, approximately $2.1 million of the decrease was from Jellico Community Hospital. We closed Jellico Community Hospital on March 1, 2021 after the city of Jellico issued a 30-day termination notice for the lease of the building.

Net revenues for the years ended December 31, 2021 and 2020 included estimated implicit price concessions of $7.7 million and $7.1 million, respectively, for doubtful accounts and $25.6 million and $45.5 million, respectively, for contractual allowances.

Direct Costs of Revenues

Direct costs of revenue decreased by $6.5 million for the year ended December 31, 2021 compared to 2020. We attribute the decrease primarily to the closure of Jellico Community Hospital on March 1, 2021. As a percentage of net revenues, direct costs increased slightly to 164.2% in 2021 compared to 163.7% in the comparable 2020 period.

General and Administrative Expenses

General and administrative expenses decreased by $4.2 million, or 35.6%, in the year ended December 31, 2021 compared to 2020. General and administrative expenses decreased primarily as a result of the closure of Jellico Community Hospital on March 1, 2021 and a reduction of general and administrative expenses for Big South Fork Medical Center. As a percentage of net revenues, general and administrative expenses increased from 162.0% to 232.9% due to the fixed nature of many general and administrative expenses.

Asset Impairments

We recorded an asset impairment charge of $2.3 million as of December 31, 2021 for Jamestown Regional Medical Center’s building. In determining the fair value of Jamestown Regional Medical Center’s building, the impairment reflected the changed condition of the building that has not been in use since operations were suspended in June 2019. As a result of the closure of Jellico Community Hospital on March 1, 2021, we determined that the hospital’s intangible asset, which was a certificate of need valued at $250,000, was impaired as of December 31, 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $0.6 million for the year ended December 31, 2021 as compared to $0.7 million in the year ended December 31, 2020. The decrease in 2021 was primarily due to the write-off of certain assets associated with Jellico Community Hospital resulting from its closure on March 1, 2021 and to certain assets being fully depreciated during 2021.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the year ended December 31, 2021 was $12.5 million compared to a loss of $17.2 million for the year ended December 31, 2020. We attribute the decrease in the operating loss primarily to the closure of Jellico Community Hospital on March 1, 2021. Jellico had been operating at a loss since it was acquired in March 2019. The decrease was partially offset by an increase in asset impairment. Asset impairment was $2.3 million in 2021 versus $250,000 in 2020.

Other Income, net

Other income, net of $5.4 million for the year ended December 31, 2021 consisted primarily of $4.4 million of income from HHS Provider Relief Funds and $1.5 million of income from employee retention federal tax credits, partially offset by $0.4 million in penalties associated with non-payment of payroll taxes and $0.3 million of loss on disposal of equipment and inventory. Other income, net of $5.4 million for the year ended December 31, 2020 included $8.0 million of income from HHS Provider Relief Funds, partially offset by $1.4 million in penalties associated with non-payment of payroll taxes and $1.2 million of loss on the sale of accounts receivable under a sales agreement.

Gain from Extinguishment of Debt

We recorded gain from extinguishment of debt of $2.0 million during the year ended December 31, 2021, which resulted from the forgiveness of PPP Notes during the period. We recorded a $2.0 million gain from extinguishment of debt during the year ended December 31, 2020, which resulted from exchange, redemption and forbearance agreements that we entered into on August 31, 2020. Under these agreements preferred stock and debentures and associated accrued interest were exchanged for shares of the Company’s Series N Convertible Redeemable Preferred Stock (“Series N Preferred Stock”).

Gain from Legal Settlements

The gain from legal settlements was $3.3 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. The gain from legal settlements of $3.3 million for 2021 resulted primarily from: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements, (ii) a gain of $2.2 million from the settlement of obligations under a debenture, and (iii) a gain of $0.3 million pursuit to the settlement of obligations owed under professional services agreements. We settled several legal proceedings during the year ended December 31, 2020, which resulted in a net gain from legal settlements of $0.7 million. The settlement of obligations under a financing lease for property and equipment resulted in $0.9 million of the gain and we recorded $0.2 million in gains from other settlements. Partially offsetting the gains from legal settlements in 2020 was a $0.4 million loss from a legal settlement related to a lawsuit by certain employees against the Company.

Interest Expense

Interest expense for the year ended December 31, 2021 was $3.2 million compared to $9.8 million in 2020. Interest expense for the year ended December 31, 2021 included $3.1 million for interest on past due debentures and notes payable and $0.1 million for interest on loans from a former member of our Board of Directors. Interest expense for the year ended December 31, 2020 included $6.3 million for interest on past due debentures and note payable, $2.1 million for interest associated with loans from a former member of our Board of Directors and approximately $1.2 million of interest expense on notes payable and finance lease obligations. The decrease in interest expense in 2021 as compared to 2020 was due primarily to the June 30, 2020 exchange of loans from a former member of our Board of Directors for preferred stock and the exchange of debentures on August 31, 2020 for preferred stock, as well as a reduction in the rate of interest charged on certain debentures under the terms of the August 2020 exchange. Also, attributing to the decrease in interest expense in 2021 was the exchange of debentures and notes payable for preferred stock in November 2021.

Benefit from Income Taxes

We incurred an income tax provision of $0.2 million and an income tax benefit of $1.3 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the U.S. Congress approved the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, we recorded approximately $1.1 million in income tax refunds from the carryback of certain of our federal net operating losses. In addition, during the year ended December 31, 2020, we recorded an additional $0.3 million of income tax benefits resulting from carryback adjustments related to prior years, partially offset by $0.1 million for the provision for state income taxes.

Net Loss from Continuing Operations

The net loss from continuing operations for the year ended December 31, 2021 was $5.3 million compared to a loss of $17.6 million for the year ended December 31, 2020. The decrease in the net loss in 2021 compared to 2020 was primarily due to: (i) a decrease in the loss from continuing operations before other income (expense) and income taxes of $4.7 million, (ii) $1.5 million of other income from federal employee retention tax credits, (iii) a $3.3 million gain from legal settlements in 2021 compared to a $0.7 million gain from legal settlements in 2020, (iv) a decrease in interest expense of $6.7 million in 2021 compared to 2020, and (v) a loss on sales of accounts receivable under a sales agreement of $1.2 million in 2020. Partially offsetting the decrease in the net loss for the year ended December 31, 2021 was a reduction in income of $3.6 million from HHS Provider Relief Funds in 2021 compared to 2020 and a provision for income taxes of $0.2 million for 2021 compared to a benefit from income taxes of $1.3 million in 2020, among other items.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2021 and 2020, we financed our operations from issuances of preferred stock, notes payable, loans from Christopher Diamantis, a former member of our Board of Directors, and the sale of accounts receivable under sales agreements. Also, during the year ended December 31, 2020, we received approximately $2.4 million from PPP Notes and during the years ended December 31, 2021 and 2020, we received approximately $0.9 million and $12.5 million, respectively, from HHS Provider Relief Funds, of which $8.0 million was recognized as other income in the year ended December 31, 2020 and $4.4 million was recognized as other income in the year ended December 31, 2021. The PPP Notes and associated accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. As of December 31, 2021, $2.0 million of the PPP Notes has been forgiven. In January 2022, an additional $0.3 million of the PPP Notes was forgiven. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 1 to the accompanying consolidated financial statements. During the year ended December 31, 2021, we received $1.5 million in federal employee retention credits, which we applied to outstanding past-due payroll taxes. During the year ended December 31, 2021, we received approximately $1.2 million in cash from the issuances of promissory notes and $9.0 million from the issuances of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”). During the years ended December 31, 2021 and 2020, Mr. Diamantis loaned the Company $0.9 million and $7.6 million, respectively, the majority of which was used for working capital purposes. On March 11, 2022 and April 1, 2022, we received $1.0 million and $0.5 million, respectively, from issuances of our Series P Preferred Stock. On April 13, 2022, we received $0.3 million in HHS Provider Relief Funds.

On June 30, 2020, we entered into an exchange agreement with Mr. Diamantis, wherein we exchanged the amount owed to Mr. Diamantis for principal and interest on that date, which totaled $18.8 million, for shares of the Company’s Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”).

On August 31, 2020, we entered into exchange, redemption and forbearance agreements with certain institutional investors wherein the investors reduced their holdings of the Company’s debentures by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the then outstanding shares of the Company’s Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock for 30,435.52 shares of the Company’s Series N Preferred Stock.

On November 7, 2021, we entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.870 shares of the Company’s newly-authorized Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”) with a stated value of $8,544,870. After the November 2021 Exchange Agreements, the investors continued to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $3.3 million. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 12 to the accompanying consolidated financial statements, were extended from March 21, 2022 to March 21, 2024.

Each of these financing transactions is more fully discussed in Notes 1, 8, 11, 12 and 18 to our accompanying consolidated financial statements.

On June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B Preferred Stock with a stated value of $1,000 per share and valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The sale is more fully discussed above under the heading, “Discontinued Operations,” and in Note 15 to our accompanying consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $41.6 million and $27.3 million, respectively, at December 31, 2021. The Company had a loss from continuing operations before other income (expense) and income taxes of approximately $12.5 million for the year ended December 31, 2021 and cash used in its operating activities was $8.9 million for the year ended December 31, 2021. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Notes 7 and 8 to the accompanying consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 15 to the accompanying consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,940 shares of InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations. In addition, during 2020, the Company announced plans to sell its clinical laboratory, EPIC, and as a result, EPIC s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC, and, therefore, has ceased all efforts to sell EPIC and closed down its operations during 2021.

On March 1, 2021, the Company closed Jellico Community Hospital, after the city of Jellico issued a 30-day termination notice for the lease of the building. Jellico Community Hospital had been operating at a loss since it was acquired by the Company in March 2019. The Company’s core operating businesses are now a rural hospital, CarePlus Clinic and a hospital and physician’s practice that it plans to reopen and operate. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

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

As of December 31, 2021, we were party to legal proceedings, which are presented in Note 14 to the accompanying consolidated financial statements.

The following table presents our capital resources as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020	Change

Cash	$724,524	$25,353	$699,171
Working capital deficit	(41,641,960)	(56,454,545)	14,812,585
Total debt, exclusive of debt discounts	15,017,059	20,770,771	(5,753,712)
Finance lease obligations	220,461	249,985	(29,524)
Stockholders’ deficit	(27,301,524)	(49,017,752)	21,716,228

The following table presents the major sources and uses of cash for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change

Net cash used in operations	$(8,912,682)	$(16,928,376)	$8,015,694
Net cash used in investing activities	-	(288,890)	288,890
Net cash provided by financing activities	9,611,853	17,225,686	(7,613,833)

Net change in cash	699,171	8,420	690,751
Cash and cash equivalents, beginning of the year	25,353	16,933	8,420
Cash and cash equivalents, end of the period	$724,524	$25,353	$699,171

The components of cash used in operations for years ended December 31, 2021 and 2020 are presented in the following table:

	Year Ended December 31,
	2021	2020	Change

Net loss from continuing operations	$(5,272,373)	$(17,643,707)	$12,371,334
Non-cash adjustments to net loss (1)	(8,192,389)	(9,111,711)	919,322
Change in operating assets and liabilities:
Accounts receivable	(544,616)	1,446,117	(1,990,733)
Inventory	164,902	168,929	(4,027)
Accounts payable, checks issued in excess of bank balance and accrued expenses	4,540,724	9,199,632	(4,658,908)
Income tax assets and liabilities	179,530	(712,580)	892,110
Other	102,450	(174,517)	276,967
Net cash used in operating activities of continuing operations	(9,021,772)	(16,827,837)	7,806,065
Net cash provided by (used in) discontinued operations	109,090	(100,539)	209,629
Net cash used in operations	$(8,912,682)	$(16,928,376)	$8,015,694

(1)	Non-cash adjustments to net loss for the year ended December 31, 2021 of $8.2 million include primarily a $11.3 million gain from the sale of HTS and AMSG, $3.3 million gain from legal settlements, $2.0 million gain from extinguishment of debt, $4.4 million gain from HHS provider relief funds and $1.5 million of income from employee retention credits, partially offset by net income from discontinued operations of $10.9 million, $2.3 million of fixed asset impairment and $0.6 million of depreciation and amortization. Non-cash adjustments to net loss for the year ended December 31, 2020 of $9.1 million include primarily $0.7 million from legal settlements, a $2.0 million gain from extinguishment of debt, an $8.0 million gain from HHS provider relief funds and $0.7 million in net loss from discontinued operation, partially offset by a $1.2 million loss on sales of accounts receivable under sales agreements and $0.7 million of depreciation and amortization.

No cash was used by investing activities for the year ended December 31, 2021. Cash used by investing activities of $0.3 million for the year ended December 31, 2020 was used to purchase $0.4 million of hospital equipment, partially offset by $0.1 million provided from the sale of property and equipment.

Cash provided by financing activities for the year ended December 31, 2021 of $9.6 million included primarily $9.0 million in proceeds from the issuance of our Series O Preferred Stock, $0.9 million in loans from a former member of our Board of Directors, $0.9 million from HHS Provider Relief Funds and $1.2 million from the issuances of notes payable, partially offset by $0.9 million in payments of loans from a former member of our Board of Directors, $0.7 million in payments of notes payable and $0.5 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the year ended December 31, 2020 totaled $17.2 million and primarily included $7.6 million in loans from a former member of our Board of Directors, $2.3 million from PPP Notes, $12.5 million from HHS Provider Relief Funds, $2.1 million from the sales of accounts receivable and $1.2 million from the issuance of an installment note payable. Partially offsetting these cash receipts were $0.9 million in payments of debentures, $1.6 million of notes payable payments, $4.2 million in payments of loans owed to a former member of our Board of Directors, $1.7 million in payments of accounts receivable under sales agreements and $0.2 million of finance lease obligation payments.

Common Stock and Common Stock Equivalents

The Company had 4.2 million and 4 shares of its common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company issued 9,500 shares of its common stock upon the exchange and conversions of $1.2 million of stated value of its Series M Preferred Stock and 4.2 million shares of its common stock upon the conversions of $23.5 million of stated value of its Series N Preferred Stock. During the year ended December 31, 2020, the Company issued an aggregate of one share of its common stock upon conversion of $0.3 million of stated value of its Series I-2 Convertible Preferred Stock and three shares of its common stock upon conversion of $1.0 million of stated value of shares of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11, 12 and 18 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-1,000 reverse stock split effected on July 16, 2021 and a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 109.6 million at December 31, 2021 and 10.2 billion at April 8, 2022.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Seamus Lagan and Alcimede LLC (of which Mr. Lagan, the Company’s Chief Executive Officer, is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law.

Also, on November 5, 2021, the Company amended its Certificate of Incorporation, as amended, to provide that the number of authorized shares of its common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of preferred stock is required by the express terms of any series of preferred stock pursuant to the terms thereof.

As a result of the Voting Agreement and the November 5, 2021 amendment to the Company’s Certificate of Incorporation discussed above, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive shares of common stock outstanding.

Inflation

The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel, which has been exacerbated by the COVID-19 pandemic. We are treating patients with COVID-19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID-19 pandemic are currently unknown; however, we expect such disruptions to continue. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices.

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

As of December 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operation, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Complex Financing Transactions

Description of the Matter:

As discussed in Note 11 to the consolidated financial statements, the Company’s financing transactions include warrants which contain down-round anti-dilution provisions. As a result, the exercise price of the warrants decreases and the warrants are revalued with each conversion of preferred stock or common stock issuance at a lower price than the warrant’s exercise price. The warrants are then revalued to their estimated fair value then recorded as a deemed dividend. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

How We Addressed the Matter in Our Audit:

We gained an understanding of management’s process and methodology to develop the estimates. We reviewed the underlying warrant and signed preferred stock agreements. We evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the deemed dividends. The Company used a specialist to perform the calculations and we gained an understanding of the specialist’s work. We assessed the knowledge, skill, and ability of the Company’s specialist and the specialist’s relationship to the Company. We evaluated the work of the specialist as delineated above. We evaluated the adequacy of the disclosures related to these fair value measurements.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 15, 2022

Firm ID: 457

We have served as the Company’s auditor since 2018.

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$724,524	$25,353
Accounts receivable, net	2,079,288	499,454
Receivable from related party	374,473	-
Inventory	280,513	445,415
Prepaid expenses and other current assets	121,879	148,522
Income tax refunds receivable	1,139,226	1,420,251
Current assets of discontinued operations	-	184,510
Total current assets	4,719,903	2,723,505

Property and equipment, net	4,630,090	7,814,435
Intangible asset	259,443	259,443
Investments	9,016,072	-
Deposits	187,814	263,621
Right-of-use assets	821,274	1,000,272
Non-current assets of discontinued operations	-	200,815

Total assets	$19,634,596	$12,262,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Checks issued in excess of bank account balance	$-	$84,760
Accounts payable (includes related party amounts of $0.3 million and $0.3 million, respectively)	12,135,237	14,251,851
Accrued expenses (includes related party amounts of $0.3 million and $0.2 million, respectively)	15,499,935	19,135,569
Income taxes payable	1,337,342	1,438,837
Current portion of notes payable	4,667,819	4,786,976
Current portion of note payable, related party	2,127,000	2,097,000
Current portion of debentures	8,222,240	12,690,539
Current portion of right-of-use operating lease obligations	247,017	172,952
Current portion of finance lease obligation	220,461	249,985
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,449,476	3,814,245
Total current liabilities	46,361,863	59,178,050

Other liabilities:
Notes payable, net of current portion	-	1,196,256
Right-of-use operating lease obligations, net of current portion	574,257	827,320
Non-current liabilities of discontinued operations	-	78,217
Total liabilities	46,936,120	61,279,843

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series L preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, 30,000 shares authorized, 20,810 and 22,000 shares issued and outstanding, respectively	208	220
Series N preferred stock, $0.01 par value, 50,000 shares authorized, 5,936 and 29,434 shares issued and outstanding, respectively	59	294
Series O preferred stock, $0.01 par value, 10,000 shares authorized, 9,900 and 0 shares issued and outstanding, respectively	99	-
Series P preferred stock, $0.01 par value, 30,000 shares authorized, 8,545 and 0 shares issued and outstanding, respectively	85	-
Common stock, $0.0001 par value, 50,000,000,000 shares authorized, 4,244,700 and 4 shares issued and outstanding, respectively	424	-
Additional paid-in-capital	1,342,085,957	819,498,240
Accumulated deficit	(1,369,408,356)	(868,536,506)
Total stockholders’ deficit	(27,301,524)	(49,017,752)
Total liabilities and stockholders’ deficit	$19,634,596	$12,262,091

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Net revenues	$3,223,896	$7,200,120

Operating expenses:
Direct costs of revenues	5,292,430	11,783,526
General and administrative expenses	7,507,613	11,660,899
Asset impairments	2,300,826	250,000
Depreciation and amortization	643,551	700,993
Total operating expenses	15,744,420	24,395,418

Loss from continuing operations before other income (expense) and income taxes	(12,520,524)	(17,195,298)

Other income (expense):
Other income, net	5,376,244	5,371,484
Gain from extinguishment of debt	1,985,121	2,041,038
Gain from legal settlements	3,252,144	671,613
Interest expense	(3,185,828)	(9,840,724)
Total other income (expense), net	7,427,681	(1,756,589)

Net loss from continuing operations before income taxes	(5,092,843)	(18,951,887)

(Provision) benefit from income taxes	(179,530)	1,308,180

Net loss from continuing operations	(5,272,373)	(17,643,707)

Loss from discontinued operations	(426,409)	(696,067)
Gain on sale	11,303,939	-
Total income (loss) from discontinued operations	10,877,530	(696,067)

Net income (loss)	5,605,157	(18,339,774)
Deemed dividends	(506,477,007)	(263,254,718)
Net loss available to common stockholders	$(500,871,850)	$(281,594,492)

Net loss per share of common stock available to common stockholders- basic and diluted:
Continuing operations	$(933.21)	$(280,898,425)
Discontinued operations	$19.84	$(696,067)
Total basis and diluted	$(913.37)	$(281,594,492)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	548,377	1

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	4	$-	$819,498,240	$(868,536,506)	$(49,017,752)
Issuances of Series O Preferred Stock	9,900	99	-	-	8,999,901	-	9,000,000
Deemed dividends from issuances of Series O Preferred Stock	-	-	-	-	2,000,000	(2,000,000)	-
Issuance of Series P Preferred Stock in exchange for debentures, warrant promissory notes and accrued interest	8,545	85	-	-	7,111,230	-	7,111,315
Deemed dividends from issuance of Series P Preferred Stock	-	-	-	-	2,382,985	(2,382,985)	-
Conversions of Series M Preferred Stock into common stock	(620)	(6)	45	-	(6)	-	-
Conversions of Series N Preferred Stock into common stock	(23,498)	(235)	4,235,151	423	(188)	-	-
Exchange of Series M Preferred Stock into common stock	(570)	(6)	9,500	1	(5)	-	-
Deemed dividends from issuance of warrants under exchange agreement	-	-	-	-	341,525	(341,525)	-
Deemed dividends from extensions of warrants	-	-	-	-	11,535,862	(11,535,862)	-
Payment of cash in lieu of fractional shares	-	-	-	-	(244)	-	(244)
Deemed dividends from triggers of down round provisions	-	-	-	-	490,216,635	(490,216,635)	-
Net income	-	-	-	-	-	5,605,157	5,605,157
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	2,000,010	$20,000	-	$-	$510,402,293	$(586,942,014)	$(76,519,721)
Conversions of Series I-2 Preferred Stock into common stock	-	-	-	-	277,994	-	277,994
Exchange of Series K Preferred Stock for Series L Preferred Stock	(250,000)	(2,500)	-	-	-	-	(2,500)
Issuance of Series L Preferred Stock	250,000	2,500	-	-	-	-	2,500
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	22,000	220	-	-	21,999,780	-	22,000,000
Deemed dividend from issuance of Series M Preferred Stock	-	-	-	-	-	(3,150,368)	(3,150,368)
Issuance of Series N Preferred Stock	30,435	304	-	-	30,435,215	-	30,435,519
Deemed dividend from issuance of Series N Preferred Stock	-	-	-	-	-	(3,720,718)	(3,720,718)
Conversions of Series N Preferred Stock into common stock	(1,001)	(10)	4	-	10	-	-
Payment of cash in lieu of fractional shares	-	-	-	-	(684)	-	(684)
Deemed dividends from triggers of down round provisions	-	-	-	-	256,383,632	(256,383,632)	-
Net loss	-	-	-	-	-	(18,339,774)	(18,339,774)
Balance at December 31, 2020	2,051,444	$20,514	4	$-	$819,498,240	$(868,536,506)	$(49,017,752)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss from continuing operations	$(5,272,373)	$(17,643,707)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	643,551	700,993
Amortization of debt discount and non-cash interest expense	160,715	122,885
Gain from extinguishments of debt	(1,985,121)	(2,041,038)
Asset impairments	2,300,826	250,000
Penalty for non-payment of note payable	-	9,850
Loss on disposals of equipment	271,542	5,293
Net gain from legal settlements	(3,252,144)	(671,613)
Other income from federal government provider relief funds	(4,400,000)	(8,020,969)
Other income from federal employee retention credits	(1,505,349)	-
Loss on sales of accounts receivable under sale agreements	-	1,228,955
Gain on sale of discontinued operations	(11,303,939)	-
Income (loss) from discontinued operations	10,877,530	(696,067)
Changes in operating assets and liabilities:
Accounts receivable	(544,616)	1,446,117
Inventory	164,902	168,929
Prepaid expenses and other current assets	26,643	(148,035)
Security deposits	75,807	(26,482)
Change in right-of-use assets	178,998	(911,367)
Accounts payable and checks issued in excess of bank balances	86,416	1,400,979
Accrued expenses	4,454,308	7,798,653
Change in right-of-use operating lease obligations	(178,998)	911,367
Income tax assets and liabilities	179,530	(712,580)
Net cash used in operating activities of continuing operations	(9,021,772)	(16,827,837)
Net cash provided by (used in) operating activities of discontinued operations	109,090	(100,539)
Net cash used in operating activities	(8,912,682)	(16,928,376)

Cash flows from investing activities:
Purchase of property and equipment	-	(370,890)
Proceeds from the sale of property and equipment	-	82,000
Net cash used in investing activities of continuing operations	-	(288,890)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(288,890)

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	890,000	7,628,553
Payment on related party note payable and advances	(860,000)	(4,187,387)
Payments of debentures	-	(920,000)
Proceeds from issuances of notes payable	1,245,000	1,198,835
Payments on notes payable	(723,009)	(1,590,250)
Receivable from related party	(374,473)	-
Proceeds from sale of accounts receivable under sales agreements	-	2,114,375
Receivables paid under accounts receivable sales agreements	(459,751)	(1,723,453)
Proceeds from issuances of Series O Preferred Stock	9,000,000	-
Federal government provider relief funds	863,452	12,542,691
Proceeds from Paycheck Protection Program notes payable	-	2,264,201
Cash paid for fractional shares in connection with reverse stock splits	(244)	(684)
Payments on finance lease obligations	(29,524)	(200,709)
Net cash provided by financing activities of continuing operations	9,551,451	17,126,172
Net cash provided by financing activities of discontinued operations	60,402	99,514
Net cash provided by financing activities	9,611,853	17,225,686

Net change in cash	699,171	8,420

Cash at beginning of period	25,353	16,933

Cash at end of period	$724,524	$25,353

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate, a physician’s practice in Jamestown, Tennessee that it plans to reopen and operate and a rural clinic in Kentucky. We operate in one business segment.

.

Reverse Stock Splits and Increases in Authorized Shares of Common Stock

On July 31, 2020, July 16, 2021 and March 15, 2022, the Company effected a 1-for-10,000 reverse stock split, a 1-for-1,000 reverse stock split and a 1-for-10,000 reverse stock split, respectively (the “Reverse Stock Splits”).

As a result of the Reverse Stock Splits, every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on July 31, 2020, every 1,000 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on July 16, 2021 and every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on March 15, 2022. The conversion and exercise prices of all of the Company’s outstanding convertible preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments.

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company’s common stock and preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Splits.

Effective November 5, 2021, the Company increased the authorized shares of its common stock from 10 billion to 50 billion. In addition, effective November 5, 2021, the Company filed an Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Delaware to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of preferred stock is required by the express terms of any series of preferred stock pursuant to the terms thereof.

Effective on March 15, 2022, the Company increased the authorized shares of its common stock from 50 billion to 250 billion.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and a 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is certified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017.

Jamestown Regional Medical Center and Mountain View Physician Practice

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour emergency department with two trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provides telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc.

The Company suspended operations at the hospital and physician clinic in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company plans to reopen the hospital and physician clinic. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital. Jamestown is located 38 miles west of Big South Fork Medical Center.

Jellico Community Hospital and CarePlus Rural Clinic

On March 5, 2019, we closed an asset purchase agreement whereby we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Clinic. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

The CarePlus Clinic offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services. The CarePlus Clinic is located 32 miles northeast of our Big South Fork Medical Center.

On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. Our hospital in Jellico was located 33 miles east of our Big South Fork Medical Center. The closure reduced operating losses and the monthly cash deficit for the Company.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

On June 25, 2021, the Company sold its subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”), including their subsidiaries, to InnovaQor, Inc. (“InnovaQor”), formerly known as VisualMED Clinical Solutions Corporation. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. The financial results of HTS and AMSG prior to the sale and the gain on sale are reflected herein as discontinued operations. The sale is more fully discussed in Note 15.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell our last clinical laboratory, EPIC Reference Labs, Inc. (“EPIC”), and as a result, EPIC’s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC and, therefore, has ceased all efforts to sell EPIC and closed down its operations.

Impact of the Pandemic

The coronavirus (“COVID-19”) pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As more fully discussed in Note 8, we have received Paycheck Protection Program (“PPP”) loans. We have also received Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; and existing and potential government assistance that may be provided.

HHS Provider Relief Funds

The Company received Provider Relief Funds from HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of December 31, 2021, our facilities have received approximately $13.4 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through December 31, 2021, we have recognized $12.4 million of these funds as income as of December 31, 2021 of which $4.4 million and $8.0 million was recognized as income during the years ended December 2021 and 2020, respectively. Of the remaining unrecognized amount of $1.0 million at December 31, 2021, $0.9 million is included in accrued expenses and $0.1 million is included with PPP loans in the accompanying balance sheets.

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

As of December 31, 2021, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was based on, among other things, the September 19, 2020 Notice, the October 22, 2020 Notice, the January 15, 2021 Notice and the Company’s results of operations during the years ended December 31, 2020 and 2021. The Company believes that it was appropriate to recognize as income $4.4 million and $8.0 million of the HHS provider relief funds in 2021 and 2020, respectively.

Federal Employee Retention Credits

The CARES Act, passed by Congress on March 27, 2020, contained the employee retention credit, a refundable payroll tax credit to employers that have experienced hardship in their operations due to COVID-19. The CARES Act was amended and extended on December 27, 2020 by the Consolidated Appropriations Act, 2021 (the “CAA”) and in March 2021, the Internal Revenue Code was amended by the American Rescue Plan Act of 2021 to provide new employee retention credit provisions designed to promote employee retention and hiring. As a result, the Company received $1.5 million in employee retention credits during the year ended December 31, 2021, which the Company recognized as other income and applied to its outstanding past-due payroll tax liabilities. See Note 7 for an additional discussion of the employee retention credit.

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

At December 31, 2021, the Company had a working capital deficit and a stockholders’ deficit of $41.6 million and $27.3 million, respectively. In addition, the Company had a loss from continuing operations before other income (expense) and income taxes of approximately $12.5 million for the year ended December 31, 2021 and cash used in operating activities was $8.9 million for the year ended December 31, 2021. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 15, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations. In addition, during 2020, the Company announced plans to sell EPIC, and as a result, EPIC’s operations have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations during 2021. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate its remaining healthcare facilities.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals and related healthcare service providers, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its revenues, and eventually gain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Comprehensive Loss

During the years ended December 31, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves, contractual allowances and write-downs related to receivables, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, valuation of investments, equity and derivative instruments, income from HHS Provider Relief Funds, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the years ended December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, estimated contractual allowances of $25.6 million and $45.5 million, respectively, and estimated implicit price concessions of $7.7 million and $7.1 million, respectively, have been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to contractual allowances and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as an adjustment to revenues. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $33.3 million and $52.6 million, respectively, for the year ended December 31, 2021 and 2020, we reported net revenues of $3.2 million and $7.2 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable and Income Tax Refunds Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recorded a $2.3 million asset impairment charge for Jamestown Regional Medical Center’s building during 2021, as more fully discussed in Note 5. As a result of the closure of Jellico Community Hospital on March 1, 2021, the Company wrote off $0.3 million of equipment during 2021, as more fully discussed in Note 5, and it recorded the impairment of an intangible asset of $250,000 during 2020, as more fully discussed in Note 6.

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

Fair Value Measurements

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

On December 31, 2021, we applied the Level 3 fair value hierarchy in determining the fair value of the InnovaQor Series B Preferred Stock as more fully discussed in Notes 11 and 15.

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

Deemed dividends associated with down round provisions represent the economic transfer of value to holders of equity-classified freestanding financial instruments when certain down round provisions (commonly referred to as “ratchets”) are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to additional paid-in-capital resulting in no change to stockholders’ equity/deficit. The incremental value of convertible debentures and warrants as a result of the down round provisions of $490.2 million and $256.4 million were recorded as deemed dividends for the years ended December 31, 2021 and 2020, respectively.

In addition, we recorded deemed dividends during the year ended December 31, 2021 and 2020 as a result of: (i) the issuance of our Series M Convertible Preferred Stock (the “Series M Preferred Stock”) on June 30, 2020; (ii) the issuance of warrants on August 27, 2021 in connection with the exchange of a portion of our Series M Preferred Stock into shares of our common stock; (iii) the issuance of our Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) on August 31, 2020; (iv) the issuance of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”); and (v) the extension of certain warrants during year ended December 31, 2021. Each of these transactions is more fully discussed in Notes 11 and 12. See Note 11 for an additional discussion of derivative financial instruments.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2021 and 2020.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of the loss per share for the years ended December 31, 2021 and 2020.

Note 3 – Loss per Share

As discussed in Note 2, basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the years ended December 31, 2021 and 2020, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share available to common stockholders during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Numerator
Net loss from continuing operations	$(5,272,373)	$(17,643,707)
Deemed dividends	(506,477,007)	(263,254,718)
Net loss available to common stockholders, continuing operations	$(511,749,380)	$(280,898,425)
Net income (loss) from discontinued operations	10,877,530	(696,067)
Net loss available to common stockholders	$(500,871,850)	$(281,594,492)

Denominator
Basic and diluted weighted average shares of common stock outstanding	548,377	1

Loss per common share available to common stockholder - basic and diluted
Continuing operations	$(933.21)	$(280,898,425)
Discontinued operations	$19.84	$(696,067)
Total basic and diluted	$(913.37)	$(281,594,492)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Year Ended December 31,
	2021	2020
Warrants	54,280,658	467
Convertible preferred stock	48,188,965	403
Convertible debentures	2,877,783	33
Stock options	26	26
	105,347,432	929

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to floors in certain cases) in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11, 12 and 18). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 10.2 billion at April 8, 2022, as more fully discussed in Note 18. See Notes 1, 12 and 18 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020

Accounts receivable	$12,961,817	$16,922,576
Less:
Allowance for contractual obligations	(8,737,502)	(13,185,843)
Allowance for doubtful accounts	(1,456,791)	(1,513,827)
Accounts receivable owed under settlements/sales agreements	(688,236)	(1,723,452)
Accounts receivable, net	$2,079,288	$499,454

The allowances for contractual obligations and doubtful accounts reflected in the table above decreased as a percentage of accounts receivable to 67.4% at December 31, 2021 compared to 86.9% at December 31, 2020.

Estimated implicit price concessions deducted from revenues for the years ended December 31, 2021 and 2020 were $7.7 million and $7.1 million, respectively. The allowance for doubtful accounts deducted from accounts receivable remained relatively constant at $1.5 million at December 31, 2021 compared to $1.5 million at December 31, 2020. The Company’s policy is to write off an accounts receivable balance against the allowance for implicit price concessions once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold an aggregate of $3.3 million of accounts receivable on a non-recourse basis for an aggregate purchase price paid to the Company of $2.2 million, less $0.1 million of origination fees. Accordingly, the Company recorded a loss on the sales of $1.2 million during the year ended December 31, 2020. As of December 31, 2020, $1.7 million was outstanding and owed to three funding parties under three accounts receivable sales agreements. On September 14, 2021, the Company entered into separate settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in full settlement of the sales agreements. Per the settlement agreements, the Company is required to make equal monthly payments totaling $52,941 through January 1, 2023. As of December 31, 2021, $0.7 million remains outstanding. As a result of the settlements, the Company recorded a gain from legal settlements of $0.6 million in the year ended December 31, 2021.

Income Tax Refunds Receivable

As of December 31, 2021 and December 31, 2020, the Company had $1.1 million and $1.4 million, respectively, of income tax refunds receivable. During 2020, the U.S. Congress approved the CARES Act, which allowed a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented refunds associated with the CARES Act. During the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return, which is more fully discussed in Note 14. The Company’s income taxes are more fully discussed in Note 13.

Note 5 – Property and Equipment

Property and equipment, net at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020

Medical equipment	$2,272,295	$2,702,719
Land	550,700	550,700
Building	4,181,434	6,482,260
Equipment	435,729	437,029
Equipment under capital leases	742,745	742,745
Furniture	138,893	240,156
Leasehold improvements	2,160	86,002
Vehicles	-	56,624
Computer equipment	152,124	251,432
Software	496,469	724,126
	8,972,549	12,273,793
Less accumulated depreciation	(4,342,459)	(4,459,358)
Property and equipment, net	$4,630,090	$7,814,435

Property and equipment are depreciated on a straight-line basis over their respective lives. Buildings are depreciated over 39 years, leasehold improvements are depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $0.6 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. During 2021, the Company recorded a $2.3 million asset impairment charge for Jamestown Regional Medical Center’s building. In determining the fair value of Jamestown Regional Medical Center’s building, the impairment reflected the changed condition of the building that has not been in use since operations were suspended in June 2019. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building. As a result of the closing, the Company wrote off $0.3 million of Jellico’s equipment that was no longer of use during 2021.

Note 6 – Intangible Asset

At December 31, 2021 and 2020, the Company had an intangible asset valued at $259,443, which is a certificate of need acquired in the Jamestown Regional Medical Center acquisition. The certificate of need has an indefinite life and was recently renewed.

The Company determined that Jellico’s intangible asset, which was a certificate of need, valued at $250,000, was impaired due to the closure of the hospital in March 2021. The Company reduced the value of this intangible asset to $0 at December 31, 2020.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued payroll and related liabilities	$7,528,464	$8,263,940
HHS Provider Relief Funds (See Note 1)	863,452	4,400,000
Accrued interest	5,027,459	4,728,942
Accrued legal	632,318	1,097,318
Other accrued expenses	1,448,242	645,369
Accrued expenses	$15,499,935	$19,135,569

Payroll and related liabilities at December 31, 2021 and December 31, 2020 included approximately $2.3 million and $2.5 million, respectively, for penalties associated with approximately $3.9 million and $4.4 million of accrued past due payroll taxes as of December 31, 2021 and December 31, 2020, respectively. This liability account at December 31, 2021 includes employee retention credits totaling $1.5 million, which were received under the CAA as more fully discussed in Note 1.

Accrued interest at December 31, 2021 and 2020 included accrued interest of $0.3 million and $0.2 million, respectively, on loans made to the Company by Christopher Diamantis, a former member of the Company’s Board of Directors. The loans from Mr. Diamantis are more fully discussed in Note 8.

Note 8 – Debt

The Company and its subsidiaries are party to a number of loans with third parties and affiliates. At December 31, 2021 and 2020, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2021	December 31, 2020

Settlement amount/loan payable to TCA Global Credit Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Settled on September 30, 2021 for $500,000 pursuant to a payment plan as discussed below.	$250,000	$1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017.	291,557	297,068

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,450,000

Notes payable under the PPP loans issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum. To the extent not forgiven, principal and interest payments are due monthly beginning sixteen months from the date of issuance and the notes mature 40 months from the date of issuance.	400,800	2,385,921

Installment promissory note (the “Ponte Note”) dated January 29, 2020, less original issue discount of $0.1 million, non-interest bearing, payable in weekly installment payments ranging from $22,500 to $34,000 due on or before February 5, 2020 through on or before October 21, 2020, the maturity date.	-	108,350

Notes payable dated January 31, 2021 and February 16, 2021 in the original aggregate amount of $245,000 due six months from the date of issuance. The notes bear interest at 10% for the period outstanding. Under the terms of the notes, the holder is to receive 100 shares of InnovaQor’s Series B Preferred Stock held by the Company.	122,500	-

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	2,152,962	-

	4,667,819	5,983,232
Less current portion	(4,667,819)	(4,786,976)
Notes payable - third parties, net of current portion	$-	$1,196,256

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The amount recorded by the Company as being owed to TCA as of December 31, 2020 was based on TCA’s application of prior payments made by the Company. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and accrued interest, of which $250,000 was paid during 2021 and the remaining $250,000 is due in five consecutive monthly installments of $50,000 payable on or before the fifth day of each month. As a result of the settlement, in the year ended December 31, 2021, the Company recorded a gain from legal settlement, resulting from the adjustments of principal and accrued interest, of $2.2 million.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 14). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2021, the Company has paid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. As of December 31, 2021, $450,000 had been paid in cash and $2.3 million ($1.5 million of principal and $0.8 million of accrued penalty interest), remained past due. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance is due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him. See below under the heading Note Payable – Related Party and Notes 14 and 18 for additional discussions of the Stipulation and the forbearance agreement.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. The PPP Notes and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Notes. The unforgiven portion of the PPP Notes is payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. As of December 31, 2021, $2.0 million of the principal balance of the PPP Notes was forgiven. In January 2022, an additional $0.3 million of principal balance was forgiven.

On January 29, 2020, the Company entered into the Ponte Note in the principal amount of $1.2 million, the proceeds of which were used to satisfy in full the amounts due under accounts receivable sales agreements entered into during 2019. Pursuant to the Ponte Note, weekly installment payments ranging from $22,500 to $34,000 were due on or before February 5, 2020 through on or before October 21, 2020, the maturity date. The Ponte Note, which was issued with an original issue discount in the amount of approximately $0.1 million, was non-interest bearing and subject to a late-payment fee of 10%. The Company did not make certain installment payments due under the note and accordingly it recorded a $9,850 late payment penalty and incurred certain legal fees in connection with the payment default. On May 5, 2021, the Company entered into a settlement agreement with the holder under which the Company agreed to pay $125,000 in full satisfaction of the note, which has been paid in full.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to a professional medical staffing services agreement that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and are due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. Monthly installments aggregating $0.2 million are due beginning August 31, 2021. As of December 31, 2021, $0.2 million of principal and $0.1 million of interest has been paid. The Company has not made all of the monthly installments due under the notes.

On each of February 25, 2021, April 9, 2021, April 16, 2021 and April 22, 2021, the Company entered into agreements with certain institutional investors for warrant prepayment promissory notes with an aggregate principal amount of $1.1 million. The Company received proceeds of $1.0 million from the investors and, accordingly, it recorded a total of $0.1 million in original issue discount of which was fully amortized during 2021. The investors could at their option apply all or any portion of the principal amount outstanding to the exercise of any common stock warrants of the Company. The notes were unsecured and they matured 12 months from the date of issuance. The notes did not bear interest but an interest rate of 18% was to be applied to the outstanding principal commencing five days after any event of default that resulted in their acceleration. On November 7, 2021, the principal balance of $1.1 million was exchanged for shares of the Company’s Series P Preferred Stock as more fully discussed in Note 12.

Note Payable – Related Party

At December 31, 2021 and December 31, 2020, note payable - related party consisted of the following:

	December 31, 2021	December 31, 2020

Loan payable to Christopher Diamantis	$2,127,000	$2,097,000
Less current portion of note payable, related party	(2,127,000)	(2,097,000)
Total note payable, related party, net of current portion	$—	$—

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the year ended December 31, 2021, Mr. Diamantis advanced the Company $0.9 million, the majority of which was used for working capital purposes, and we repaid Mr. Diamantis $0.9 million. During the year ended December 31, 2020, Mr. Diamantis advanced the Company $7.6 million that was used primarily for working capital purposes and we repaid Mr. Diamantis $4.2 million. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock as more fully discussed in Notes 11 and 12.

During the years ended December 31, 2021 and 2020, the Company accrued interest of $0.1 million and $2.1 million, respectively, on the loans from Mr. Diamantis. As of December 31, 2021 and 2020, accrued interest on the loans from Mr. Diamantis totaled $0.3 million and $0.2 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company. In November 2021, Mr. Diamantis requested the Company repay the outstanding loan payable and facilitate repayment of the note payable to Mr. O’Killough for which he is a guarantor. At December 31, 2021, the Company owed Mr. Diamantis approximately $2.4 million, including accrued interest.

On January 18, 2022, notes payable due to Mr. Diamantis increased by $750,000 due to his payment of a like amount to Mr. Anthony O’Killough in connection with a forbearance agreement related to amounts owed to Mr. O’Killough by the Company and personally guaranteed by Mr. Diamantis (see Note 18).

Debentures

The carrying amount of all outstanding debentures with institutional investors as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020

Debentures	$8,222,240	$12,690,539
	8,222,240	12,690,539
Less current portion	(8,222,240)	(12,690,539)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures with institutional investors totaling $8.2 million and $12.7 million at December 31, 2021 and 2020, respectively, was past due by the debentures’ original terms. A 30% late payment penalty was added to the principal amount of each debenture. Included in the amounts owed as of December 31, 2021 and 2020, were late payment penalties of $1.9 million and $2.9 million, respectively. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. On August 31, 2020, all of the then outstanding debentures issued in September 2017 (the “September 2017 Debentures”) and a portion of the then outstanding debentures issued in 2018 (the “2018 Debentures”) were exchanged for shares of the Company’s Series N Preferred Stock under the terms of Exchange, Redemption and Forbearance Agreements (the “August 2020 Exchange and Redemption Agreements”). On November 7, 2021, all of the then outstanding debentures issued in 2019 (the “2019 Debentures”) were exchanged for shares of the Company’s Series P Preferred Stock under the terms of Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”). Each of these agreements is more fully discussed in Notes 11 and 12.

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture) with a principal balance of $2.6 million at both December 31, 2021 and 2020, including a late-payment penalty. The March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to the terms of the March 2017 Debenture to $0.90 per share on December 31, 2021, or 2.9 million shares of common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

September 2017 Debentures

In September 2017, the Company issued the September 2017 Debentures with principal balances aggregating $10.8 million, including late-payment penalties, due in September 2019. As of December 31, 2019, a total of $3.1 million of the September 2017 Debentures were converted into 3,916.67 shares of the Company’s Series I-2 Convertible Preferred Stock (the “Series I-2 Preferred Stock”). On August 31, 2020, the Company and the debenture holders exchanged the remaining principal balance of the September 2017 Debentures on that date, which was $7.7 million, including late-payment penalties, for shares of the Company’s Series N Preferred Stock under the terms of the August 2020 Exchange and Redemption Agreements (sees Notes 11 and 12).

2018 Debentures

During 2018, the Company closed various offerings of the 2018 Debentures with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $520 per share at December 31, 2021 and is subject to a floor of $0.052 per share. On August 31, 2020, the Company and the debenture holders exchanged $8.9 million of principal balance, including late-payment penalties, of the 2018 Debentures for shares of the Company’s Series N Preferred Stock under the terms of the August 2020 Exchange and Redemption Agreements (see Notes 11 and 12). At December 31, 2021, the outstanding principal balance of the 2018 Debentures, including late-payment penalties, was $5.6 million and the debentures were convertible into 10,850 shares of the Company’s common stock.

2019 Debentures

During 2019, the Company closed various offerings of the 2019 Debentures with principal balances, including late-payment penalties, aggregating $4.5 million. The 2019 Debentures, which were due, as amended, on December 31, 2019, were non-convertible. The 2019 Debentures bore interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019). All overdue accrued and unpaid interest entailed a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. The 2019 Debentures were not paid on the maturity date. The Company incurred $1.2 million of late-payment penalties as a result of the non-payments. As a result of the August 2020 Exchange and Redemption Agreements discussed above and in Notes 11 and 12, the interest rate on the 2019 Debentures was reduced retroactively to a rate of 18% per annum. On November 7, 2021, the Company and the debenture holders exchanged the full $4.5 million principal balance, including late-payment penalties, of the 2019 Debentures and $1.5 million of associated accrued interest for shares of the Company’s Series P Preferred Stock under the terms of the November 2021 Exchange Agreements, Mr. Diamantis, is also a party to the November 2021 Exchange Agreements as he was a guarantor of one of the promissory notes that was included in the exchange. The November 2021 Exchange Agreements are also discussed in Note 12.

During the years ended December 31, 2021 and 2020, the Company incurred default interest expense on debentures of $2.2 million and $6.0 million, respectively. At December 31, 2021 and 2020, accrued interest on debentures was $3.6 million and $3.0 million, respectively, with $1.6 million of accrued interest being exchanged for Series P Preferred Stock under the terms of the November 2021 Exchange Agreements.

The March 2017 Debentures and the September 2017 Debentures were issued with warrants to purchase shares of the Company’s common stock. In connection with the November 7, 2021 Exchange and Redemption Agreements, the expiration date of the warrants issued with the March 2017 Debentures was extended from March 21, 2022 to March 21, 2024. The Company recorded a deemed dividend during 2021 as a result of the extension of the expiration date of these warrants as more fully discussed in Note 11. Outstanding warrants are more fully discussed in Notes 11 and 12.

See Notes 3, 8, 12 and 18 for a discussion of the dilutive effect of the outstanding convertible debentures, warrants and convertible preferred stock as of December 31, 2021 and April 8, 2022. During the years ended December 31, 2021 and 2020, the Company recorded $490.2 million and $256.4 million of deemed dividends as a result of the down round provisions of debentures and warrants. See Notes 2 and 11.

Note 9 – Related Party Transactions

In addition to the transactions discussed in Notes 8 and 12, the Company had the following related party activity during the years ended December 31, 2021 and 2020:

Alcimede LLC and Alcimede Limited

On November 1, 2021, the Company and Alcimede Limited entered into a new Consulting Agreement that replaced the agreement between the Company and Alcimede LLC. Alcimede LLC and Alcimede Limited billed an aggregate of $0.4 million and Alcimede LLC billed $0.5 million for services for the years ended December 31, 2021 and 2020, respectively, pursuant to their respective consulting agreements. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede LLC and the Managing Director of Alcimede Limited (see Note 12).

InnovaQor

In addition to the investment in InnovaQor’s Series B Preferred Stock (see Notes 1 and 15), at December 31, 2021, the Company had a receivable from related party resulting from working capital advances to InnovaQor of approximately $0.4 million as of December 31, 2021. During the year ended December 31, 2021, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling $0.2 million.

Staff Accountant Loan

During 2020, the Company’s staff accountant, Ms. Kristi Dymond, received approximately $82,500 as a loan after she purchased certain land and buildings at auction in Jellico, Tennessee, that were attached to or related to the Company’s business there. The loan is secured by the property and as long as the loan remains outstanding the Company is permitted the use of the assets and the assets remain security for the loan.

The terms of the foregoing activities, and those discussed in Notes 8 and 12 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

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

The following table presents our lease-related assets and liabilities at December 31, 2021 and 2020:

	Balance Sheet Classification	December 31, 2021	December 31, 2020

Assets:
Operating leases	Right-of-use operating lease assets	$821,274	$1,000,272
Finance leases	Property and equipment, net	220,461	249,985

Total lease assets		$1,041,735	$1,250,257

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$247,017	$172,952
Finance leases	Current liabilities	220,461	249,985
Noncurrent:
Operating leases	Right-of-use operating lease obligations	574,257	827,320

Total lease liabilities		$1,041,735	$1,250,257

Weighted-average remaining term:
Operating leases		3.57 years	4.17 years
Finance leases (1)		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease expense:
Depreciation/amortization of leased assets	$-	$26,349
Interest on lease liabilities	-	9,455
Operating leases:
Short-term lease expense (2)	198,187	169,465
Total lease expense	$198,187	$205,269

Other Information

The following table presents supplemental cash flow information for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$277,278	$137,847
Operating cash flows for finance leases	$-	$9,455
Financing cash flows for finance lease payments	$29,524	$200,709

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

Twelve months ending December 31,	Right-of-Use Operating Leases	Finance Lease
2022	$339,538	$224,252
2023	275,176	-
2024	219,463	-
2025	186,496	-
Thereafter	-	-
Total	1,020,673	224,252

Less interest	(199,399)	(3,791)
Present value of minimum lease payments	$821,274	$220,461

Less current portion of lease obligations	(247,017)	(220,461)
Lease obligations, net of current portion	$574,257	$-

(1)	As of December 31, 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Note 11 – Derivative Financial Instruments and Fair Value

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 2. At December 31, 2021 and 2020, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020:
InnovaQor Series B Preferred Stock	$-	$-	$-	$-
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$455,336	$455,336

As of December 31, 2021:
InnovaQor Series B Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

The fair value of the InnovaQor Series B Preferred Stock of $9.0 million as of December 31, 2021 is more fully discussed in Note 15.

The Company utilized the following method to value its derivative liability as of December 31, 2021 and December 31, 2020 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the years ended December 31, 2021 and 2020 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the years ended December 31, 2021 and 2020, the conversions of preferred stock triggered a further reduction in the exercise prices of debentures and warrants containing down round provisions that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants, as a result of the decreases in the conversion/exercise prices, was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the year ended December 31, 2021: risk free rates ranging from 0.04% to 0.85%, volatility ranging from 25% to 574% and terms ranging from one day to three years. The following assumptions were utilized in the Black Scholes valuation models in the year ended December 31, 2020: risk free rates ranging from 0.09% to 0.13%, volatility ranging from 170.3% to 295.2% and terms ranging from 0.10 years to 1.65 years. The incremental value of the debentures and warrants as a result of the down round provisions of $490.2 million and $256.4 million were recorded as deemed dividends for the years ended December 31, 2021 and 2020, respectively.

In addition, deemed dividends of $0.3 million were recorded in the year ended December 31, 2021 as a result of the issuance of warrants to acquire 4,750 shares of the Company’s common stock in connection with the exchange of Series M Preferred Stock into the Company’s common stock, as more fully discussed in Note 12. The fair value of the warrants at issuance was calculated using the Black Scholes valuation model using the following assumptions: risk free rate of 0.41%, volatility of 364% and a term of three years.

The Company extended certain common stock warrants during the year ended December 31, 2021, resulting in deemed dividends of $0.3 million. The fair value of $0.3 million was determined using the Black Scholes valuation model using the following assumptions: risk free rate of 0.05%, volatility of 230% and a term of six months. In addition, deemed dividends of $11.2 million were recorded in the year ended December 31, 2021 as a result of the extension of warrants issued with the March 2017 Debentures per the terms of the November 2021 Exchange Agreements. The fair value of these warrants was determined using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 0.05% to 0.525%, volatility ranging from 317.5% to 323.2% and an extension term of 2.0 years.

Deemed dividends of $2.0 million and $2.4 million were recorded in the year ended December 31, 2021 as a result of the issuances of the Series O Preferred Stock and the Series P Preferred Stock, respectively, and deemed dividends of $3.2 million and $3.7 million were recorded in the year ended December 31, 2020 as a result of the issuances of the Series M Preferred Stock and the Series N Preferred Stock, respectively. Deemed dividends recorded in connection with the issuances of preferred stock are more fully discussed in Note 12. Deemed dividends are also discussed in Notes 2, 3 and 11.

Note 12 – Stockholders’ Deficit

Authorized Capital

As of December 31, 2021, the Company had 50,000,000,000 authorized shares of common stock at a par value of $0.0001 and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock had a stated value of $1,000. In addition, the Company’s Board of Directors designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock and the Company issued 3,907.67 shares of its Series I-2 Preferred Stock. Each share of Series I-2 Convertible Preferred Stock had a stated value of $1,000. During the year ended December 31, 2020, the holders converted 236.30 shares of their Series I-2 Preferred Stock into one share of the Company’s common stock.

On August 31, 2020, the Company entered into the August 2020 Exchange and Redemption Agreements with certain institutional investors in the Company wherein the investors agreed to reduce their holdings of the Company’s debentures, which are more fully discussed in Note 8, by approximately $19.3 million (including accrued interest and penalties) by exchanging the debentures and all of the then outstanding shares of the Company’s Series I-1 Preferred Stock and Series I-2 Preferred Stock, which totaled 6,257.62 shares, for 30,435.52 shares of the Company’s Series N Preferred Stock. The Series N Preferred Stock and the August 2020 Exchange and Redemption Agreements are more fully discussed below.

As of December 31, 2021, the Company had outstanding shares of preferred stock consisting of 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”), 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Preferred Stock, 5,935.884 shares of its Series N Preferred Stock, 9,900 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 8,544.870 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded.

Series F Preferred Stock

The 1,750,000 shares of Series F Preferred Stock were issued on September 27, 2017 in connection with the acquisition of Genomas, Inc. and valued at $174,097. As a result of the Reverse Stock Splits, the maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is one. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into, in the aggregate, one share of the Company’s common stock. Each share of Series F Preferred Stock has one vote and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

Series H Preferred Stock

Each of the 10 shares of the Series H Preferred Stock has a stated value of $1,000 per share and it is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

Series L Preferred Stock

On May 5, 2020, the Company entered into an exchange agreement with Alcimede. Pursuant to the exchange agreement, the Company issued to Alcimede 250,000 shares of its Series L Preferred Stock in exchange for the 250,000 shares of the Company’s Series K Preferred Stock held by Alcimede. Each share of Series L Preferred Stock has a stated value of $1,000. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On December 31, 2021, the Series L Preferred Stock was convertible into 0.3 million shares of the Company’s common stock.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the year ended December 31, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million. See Note 8 for a discussion of the Company’s indebtedness to Mr. Diamantis as of December 31, 2021 and 2020.

The terms of the Series M Preferred Stock include: (i) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock; (ii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock; and (iii) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Each share of Series M Preferred Stock has a stated value of $1,000. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities.

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 9,500 shares of common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of December 31, 2021, are exercisable into 0.4 million shares of the Company’s common stock at an exercise price of $0.90 per share as a result of down-round provision features. The Company recorded the initial fair value of the warrants as deemed dividends of $0.3 million during the year ended December 31, 2021. The initial fair value was calculated using the Black Scholes valuation model as more fully discussed in Note 11.

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock and, as discussed above, he exchanged 570 shares of his Series M Preferred Stock, with a stated value of $0.6 million, into 9,500 shares of the Company’s common stock. On December 31, 2021, 20,820.35 shares of Series M Preferred Stock remained outstanding and were convertible into 20.8 million shares of the Company’s common stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Preferred Stock

The Company’s Board of Directors has designated 50,000 shares of the 5,000,000 shares of authorized preferred stock as the Series N Preferred Stock. Each share of Series N Preferred Stock has a stated value of $1,000. On August 31, 2020, the Company and its debenture holders exchanged, under the terms of the August 2020 Exchange and Redemption Agreements, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred and Series I-2 Convertible Preferred Stock for 30,435,52 shares of the Company’s Series N Preferred Stock. During the year ended December 31, 2020, as a result of the August 2020 Exchange and Redemption Agreements, the Company recorded: (i) a $2.0 million gain on the extinguishment of debt, which included a $0.3 million fair value adjustment to the debenture principal, partially offset by the reduction in interest expense of $2.3 million; and (ii) deemed dividends of $3.7 million as a result of the exchange of the debentures and Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock for shares of the Series N Preferred Stock.

The terms of the Series N Preferred Stock include: (i) each share of the Series N Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series N Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price; (ii) the conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date; (iii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series N Preferred Stock from and after the date of the original issuance of such share of Series N Preferred Stock (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Preferred Accruing Dividends are paid; and (iv) except as provided below or by law, the Series N Preferred Stock shall have no voting rights. However, as long as any shares of Series N Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series N Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series N Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series N Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

During the year ended December 31, 2021, the holders converted 18,350.1 shares of their Series N Preferred Stock, with a stated value of $18.4 million, into 4.2 million shares of the Company’s common stock. During the year ended December 31, 2020, the holders converted 1,001 shares of their Series N Preferred Stock, with a stated value of $1.0 million, into three shares of the Company’s common stock.

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

The Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”), dated as of September 7, 2021, between the Company and certain existing institutional investors of the Company. The Second Purchase Agreement provided for the issuance of up to 1,100 shares of the Series O Preferred Stock at two closings of 550 shares each. The two closings under the Second Purchase Agreement occurred in September 2021.

On October 28, 2021, the Company entered into a third Securities Purchase Agreement, dated as of October 28, 2021 (the “Third Purchase Agreement”), among the Company and certain existing institutional investors of the Company. The Third Purchase Agreement provided for the issuance of up to 4,400 shares of the Company’s Series O Preferred Stock at two closings of 2,200 shares each. The two closing under the Third Purchase Agreement occurred on October 28, 2021 and December 1, 2021.

As a result, as of December 31, 2021, the Company has issued 9,900 shares of its Series O Preferred Stock and it received proceeds of $9.0 million.

The terms of the Series O Preferred Stock include: (i) each share of the Series O Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series O Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price; (ii) the conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date; (iii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series O Preferred Stock from and after the date of the original issuance of such share of Series O Preferred Stock (the “Series O Preferred Accruing Dividends”). The Series O Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Series O Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. Each share of the Series O Preferred Stock has a stated value of $1,000. No cash dividends shall be paid on the common stock unless the Series O Preferred Accruing Dividends are paid; and (iv) except as provided below or by law, the Series O Preferred Stock shall have no voting rights. However, as long as any shares of Series O Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series O Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series O Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series O Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Series P Preferred Stock

On November 7, 2021, the Company entered into the November 2021 Exchange Agreements with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.870 shares of the Company’s Series P Preferred Stock. Each share of the Series P Preferred Stock has a stated value of $1,000. The warrant promissory notes payable and the debentures are more fully discussed in Note 8

After the exchange, the investors continued to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $3.3 million. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the investors in March 2017, as more fully described below and in Note 11, were extended from March 21, 2022 to March 21, 2024.

On March 11, 2022 and April 1, 2022, the Company issued to the institutional investors an additional 1,100 shares and 550 shares, respectively, of its Series P Preferred Stock for aggregate proceeds of $1.5 million as more fully discussed in Note 18.

The terms of the Series P Preferred Stock include: (i) each share of the Series P Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series P Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price; (ii) the conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date; (iii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series P Preferred Stock from and after the date of the original issuance of such share of Series P Preferred Stock (the “Series P Preferred Accruing Dividends”). The Series P Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Series P Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Series P Preferred Accruing Dividends are paid; and (iv) except as provided below or by law, the Series P Preferred Stock shall have no voting rights. However, as long as any shares of Series P Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series P Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series P Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series P Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

The following table summarizes the activity in the Company’s various classes of preferred stock included in Stockholders’ Deficit for the years ended December 31, 2021 and 2020:

	Series H		Series F		Series L		Series M		Series N		Series O		Series P		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	10	$-	1,750,000	$17,500	250,000	$2,500	22,000	$220	29,434	$294	-	$-	-	$-	2,051,444	$20,514
Issuances of Series O Preferred Stock	-	-	-	-	-	-	-	-	-	-	9,900	99	-	-	9,900	99
Issuance of Series P Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	8,545	85	8,545	85
Exchange of Series M Preferred Stock for common stock	-	-	-	-	-	-	(570)	(6)	-	-	-	-	-	-	(570)	(6)
Conversions of Series M Preferred Stock into common stock	-	-	-	-	-	-	(620)	(6)	-	-	-	-	-	-	(620)	(6)
Conversions of Series N Preferred Stock into common stock	-	-	-	-	-	-	-	-	(23,498)	(235)	-	-	-	-	(23,498)	(235)
Balance December 31, 2021	10	$-	1,750,000	$17,500	250,000	$2,500	20,810	$208	5,936	$59	9,900	$99	8,545	$85	2,045,201	$20,451

	Series H		Series F		Series K		Series L		Series M		Series N		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	10	$-	1,750,000	$17,500	250,000	$2,500	-	$-	-	$-	-	$-	2,000,010	$20,000
Exchange of Series K Preferred Stock for Series L Preferred Stock	-	-	-	-	(250,000)	(2,500)	-	-	-	-	-	-	(250,000)	(2,500)
Issuance of Series L Preferred Stock	-	-	-	-	-		250,000	2,500	-	-	-		250,000	2,500
Issuance of Series M Preferred Stock	-	-	-	-	-	-	-	-	22,000	220	-	-	22,000	220
Issuance of Series N Preferred Stock	-	-	-	-	-	-	-	-	-	-	30,435	304	30,435	304
Conversion of Series N Preferred Stock into common stock	-	-	-	-	-	-	-	-	-	-	(1,001)	(10)	(1,001)	(10)
Balance December 31, 2020	10	$-	1,750,000	$17,500	-	$-	250,000	$2,500	22,000	$220	29,434	$294	2,051,444	$20,514

Common Stock

The Company had 4.2 million and 4 shares of its common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company issued 45 shares of its common stock upon the conversion of 619.65 shares of its Series M Preferred Stock, 9,500 shares of its common stock upon the exchange of 570 shares of its Series M Preferred Stock and 4.2 million shares of its common stock upon the conversions of 23,498.521 shares of its Series N Preferred Stock. During the year ended December 31, 2020, the Company issued one share of its common stock upon the conversion of 236.3 shares of its Series I-2 Preferred Stock and three shares of its common stock upon the conversion of 1,001.114 shares of its Series N Preferred Stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Splits, which are more fully discussed in Note 1. See Note 18 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of April 8, 2022.

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

As a result of the Voting Agreement discussed above, the November 5, 2021 Amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of Delaware to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, the increase in the authorized shares of the Company’s common stock from 50 billion to 250 billion, effective on March 15, 2022 and the reverse stock split discussed in Notes 1 and 18, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2021 and 2020:

	Number of options	Weighted- average exercise price	Weighted- average contractual term (years)
Outstanding at December 31, 2019	30	$2,595,929	6.33
Granted	-
Expired	-
Adjustment for no fractional options in reverse stock split	(4)	NM
Outstanding at December 31, 2020	26	$2,992,125	5.33
Granted	-
Expired	-
Forfeited	-
Outstanding at December 31, 2021	26	$2,992,125	4.37

Exercisable at December 31, 2021	26	$2,992,125

As of December 31, 2021, the weighted average remaining contractual life was 4.37 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2021 and 2020 was $0. As of December 31, 2021, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2021:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$10,000,000	5	4.25	$10,000,000	$-	5	$10,000,000	$-
$5,000,000	5	4.25	$5,000,000	-	5	$5,000,000	-
$269,580	8	4.33	$269,580	-	8	$269,580	-
$80,906	8	4.54	$80,906	-	8	$80,906	-
	26	4.37	$2,992,125	$–	26	$2,992,125	$-

Common Stock Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 54.3 million shares at December 31, 2021. During the year ended December 31, 2021, 0.5 million warrants expired and, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 54.8 million shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 8.

Included in the warrants outstanding at December 31, 2021 were warrants issued in connection with the March 2017 Debentures. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). At December 31, 2021, these warrants were exercisable into an aggregate of approximately 53.3 million shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At December 31, 2021, the Series A Warrants were exercisable for 20.0 million shares of the Company’s common stock. They were exercisable upon issuance and had an initial term of exercise equal to five years. At December 31, 2021, the Series B Warrants were exercisable for 12.7 million shares of the Company’s common stock and were exercisable until March 21, 2022. At December 31, 2021, the Series C Warrants were exercisable for 20.6 million shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with the November 2021 Exchange Agreements. At December 31, 2021, the Series A, Series B and Series C Warrants each have an exercise price of $0.90 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

Deemed Dividends

During the years ended December 31, 2021 and 2020, reductions in the exercise prices of the March Warrants and the extension of warrants, including the extension of the March Warrants, have given rise to deemed dividends. Deemed dividends have also been recorded as a result of the issuance of warrants. See Note 11 for the assumptions used in the calculations of these deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 2, 3 and 11.

Shares of Common Stock Issuable Under Outstanding Warrants

The number of shares of common stock issuable under warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the full down round provisions of the majority of the outstanding warrants (subject to a floor in some cases), subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants.

The following summarizes the information related to the number of shares of common stock issuable under outstanding warrants during the years ended December 31, 2021 and 2020:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2019	6	$14,400,422
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	462	-
Expiration of warrants	(1)	(3,150)
Balance at December 31, 2020	467	$195,607
Issuance of warrants	4,750	70.00
Expiration of warrants	(522,922)	(27.11)
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	54,798,363	-
Balance at December 31, 2021	54,280,658	$1.43

The 4,750 warrants issued during the year ended December 31, 2021 were issued pursuant to an exchange agreement with the holder of the Series M Preferred Stock as more fully discussed above under the heading, “Series M Preferred Stock.”

See above and Notes 2, 3, 11 and 18 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Note 13 – Income Taxes

The (provision) benefit from income taxes for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current
Federal	$(14,860)	$1,373,348
State	(164,670)	(65,168)
	(179,530)	1,308,180

Deferred
Federal	-	-
State	-	-
	-	-

(Provision) benefit from income taxes	$(179,530)	$1,308,180

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	2021	2020
	%	%
Federal statutory rate	21.0	21.0
Permanent and other items	0.6	(2.0)
Federal income taxes audit and other adjustments	63.5	2.5
Change in valuation allowance	(81.6)	(14.6)
	3.5	6.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2021 and 2020.

Deferred tax assets and liabilities are comprised of the following at December 31, 2021 and 2020:

	2021	2020
Deferred income tax assets:
Amortization	$460,537	$586,174
Net operating loss carryforward	15,164,992	20,671,683
Allowance for doubtful accounts	401,436	403,991
Charitable contributions	644	624
Stock options	1,003,453	971,860
Accrued liabilities	1,711,890	312,419
HHS Provider Relief Funds	-	1,175,790
Employee retention credit	292,282	-
R&D credit carryforward	-	220,431
VisualMed Basis Difference	878,709	-
Deferred state tax asset	3,683,024	5,117,347
	23,596,967	29,460,319

Deferred income tax liabilities:
Depreciation	(691,456)	(1,498,698)
Deferred tax asset, net	22,905,511	27,961,621

Less: valuation allowance	(22,905,511)	(27,961,621)

Net deferred tax assets	$-	$-

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $22.9 million and $28.0 million against its deferred tax assets as of December 31, 2021 and 2020, respectively. The Company has federal net operating loss carryforwards totaling approximately $72.2 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2031. The Company believes that a Section 382 limitation may exist for a portion of its net operating losses but at this time has not identified to which losses these limitations would relate.

During the year ended December 31, 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through the current tax year, that is, 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. At December 31, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.7 million and it had state tax liabilities totaling $0.7 million. See also Notes 4 and 14.

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

Note 14 – Commitments and Contingencies

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

The Company maintains its cash balances in high credit quality financial institutions. The Company’s cash balances may, at times, including on December 31, 2021, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Mr. Diamantis for his financial support to the Company and assumption of all costs to carry the cost to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of December 31, 2021, the Company had federal income tax receivables of $1.1 million and federal income tax liabilities of $0.7 million. See also Notes 4 and 14.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The Company intends to renegotiate another stipulation agreement. However, there can be no assurance the Company will be successful. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2021.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage to $0.2 million, which remained outstanding at December 31, 2021.

On December 7, 2016, the holders of the Tegal Notes (see Note 8) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2021, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 is due in six consecutive monthly installments of $50,000 payable on or before the fifth day of each month beginning December 2021, leaving a balance due as of December 31, 2021 of $250,000 (see Note 8). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the year ended December 31, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2021.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the parties entered into a Stipulation providing for a payment of a total of $2,158,168 (which includes accrued interest) in installments through November 1, 2020 (see Note 8). As of December 31, 2021, the Company had not made the majority of the required payments and, as a result, approximately $1.5 million of principal and $0.8 million of penalty interest, which accrues at a rate of 20% per annum, was due and owing. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance is due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him.

In February 2021, a supplier to the Company’s hospitals, Shared Medical Services, Inc., filed suit in Palm Beach County Circuit Court for approximately $90,000 by virtue of default and for breach of contract and charges totaling approximately another $100,000. On September 30, 2021, the parties agreed to settle this case for $50,000 payable in installments through February 2022, which have been paid in full.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works toward reopening the hospital. The Company has accrued the amounts that it expects to owe in its financial statements. The Company plans to reopen the hospital. The reopening plans have also been disrupted by the COVID-19 pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital.

Two former employees of Jamestown Regional Medical Center filed suit alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). The Court entered a default against the Company on August 14, 2019. The parties disagreed to the amount of damages, specifically to whether part-time employees are entitled to WARN act damages. The parties agreed to a settlement agreement dated May 14, 2021. Pursuant to the terms of this agreement, the Company was required to pay a sum of $425,000, which was paid in full in October 2021.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded a portion of this judgment as a liability as of December 31, 2021, as management believes that a number of insurance payments were made to CHSPSC after the change of ownership and will likely offset the majority of the claim made by CHSPSC.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2021.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of December 31, 2021.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company has made the required payments due during 2021 and has recorded the remaining amounts as a liability as of December 31, 2021.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. The Company has made the required payments due during 2021 and has reflected the remaining obligations owed as of December 31, 2021 as a reduction of its accounts receivable.

An employee of the Big South Fork Medical Center has filed a workers’ compensation claim in the Tennessee Court of Workers’ Compensation for an alleged workplace injury from July 2019. The case is in its early stages. Big South Fork Medical Center intends to contest the claimed benefits, although there can be no assurance that there will not be some liability.

The Company has received questions in the form of a civil investigation inquiry from the Department of Justice with regards to the use of monies received from PPP Notes and HHS Provider Relief Funds. There is no allegation of wrongdoing and no indication that any liability will materialize. The Company is confident that all PPP Notes and HHS Provider Relief Funds monies were appropriately utilized and accounted for and believes that provision of the details and records will provide satisfactory answers to the inquiry.

Note 15 – Discontinued Operations

Sale of HTS and AMSG

In 2017, the Company announced plans to spin off or sell its wholly-owned subsidiaries, HTS and AMSG. On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021, of which $9.1 million resulted from the value of the 14,950 shares of InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. A discussion of the assumptions used in the valuation of the InnovaQor Series B Preferred Stock is presented below.

As more fully discussed in Note 8, during the year ended December 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable dated January 31, 2021 and February 16, 2021 leaving a balance of the InnovaQor Series B Preferred Stock of $9.0 million at December 31, 2021.

See Note 9 for a discussion of related party transactions between the Company and InnovaQor.

EPIC Reference Labs, Inc.

During the third quarter of 2020, the Company made a decision to sell EPIC and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC’s operations and the other non-operating subsidiaries have been included in discontinued operations for all periods presented. The Company has been unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Carrying amounts of major classes of assets and liabilities sold or included as part of discontinued operations in the consolidated balance sheets as of December 31, 2021 and 2020 consisted of the following:

HTS and AMSG Assets and Liabilities:

	December 31, 2021	December 31, 2020

Cash	$-	$31,294
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,374

Property and equipment, net	$-	$685
Deposits	-	-
Right-of-use assets	-	-
Non-current assets classified as held for sale	$-	$685

Accounts payable and checks issued in excess of bank balance	$-	$726,220
Accrued expenses	-	1,308,283
Current portion of right-of-use operating lease obligation	-	-
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$-	$2,203,254

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	-
Non-current liabilities classified as held for sale	$-	$69,267

EPIC Reference Labs, Inc. and Other Subsidiaries Assets and Liabilities:

	December 31, 2021	December 31, 2020

Cash	$-	$136
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	-
Current assets classified as held for sale	$-	$136

Property and equipment, net	$-	$-
Deposits		100,014
Right-of-use assets	-	100,116
Non-current assets classified as held for sale	$-	$200,130

Accounts payable and checks in excess of bank balance	$1,108,066	$1,185,158
Accrued expenses	341,410	334,667
Current portion of right-of-use operating lease obligation	-	91,166
Current portion of notes payable	-	-
Current liabilities classified as held for sale	$1,449,476	$1,610,991

Note payable	$-	$-
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$8,950

Consolidated Discontinued Operations Assets and Liabilities:

	December 31, 2021	December 31, 2020

Cash	$-	$31,430
Accounts receivable, net	-	151,363
Prepaid expenses and other current assets	-	1,717
Current assets classified as held for sale	$-	$184,510

Property and equipment, net	$-	$685
Deposits	-	100,014
Right-of-use assets	-	100,116
Non-current assets classified as held for sale	$-	$200,815

Accounts payable and checks issued in excess of bank balance	$1,108,066	$1,911,378
Accrued expenses	341,410	1,642,950
Current portion of right-of-use-operating lease obligation	-	91,166
Current portion of notes payable	-	168,751
Current liabilities classified as held for sale	$1,449,476	$3,814,245

Note payable	$-	$69,267
Right-of-use operating lease obligation	-	8,950
Non-current liabilities classified as held for sale	$-	$78,217

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2021 and 2020 consisted of the following:

AMSG & HTS Group Income (Loss) from Discontinued Operations:

	Year Ended December 31,
	2021	2020

Revenue from services**	$216,941	$528,624
Cost of services	2,386	5,536
Gross profit	214,555	523,088
Operating expenses	(551,296)	(1,045,410)
Other expense, net	(9,577)	(84,129)
Gain on sale	11,303,939	-
Provision for income taxes	-	-
Income (loss) from discontinued operations	$10,957,621	$(606,451)

**	Revenue from services includes related party revenue of $0.2 million and $0.2 million, respectively.

The fair value of the InnovaQor Series B Preferred Stock that the Company received as consideration for the sale of $9.1 million was based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The common interest is modeled as a call option that gives its owner the right but not the obligation to buy the enterprise value at a predetermined or exercise price. In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a “regular” call option, a comparison with a per share stock price. Thus, the common interest is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred interests are liquidated. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

EPIC Reference Labs, Inc. and Other Subsidiaries Income (Loss) from Discontinued Operations

	Year Ended December 31,
	2021	2020

Revenue from services	$-	$442
Cost of services	-	-
Gross profit	-	442
Operating expenses	131,363	138,816
Other income, net	51,272	48,758
Gain on sale	-	-
Provision for income taxes	-	-
Income (loss) from discontinued operations	$(80,091)	$(89,616)

Consolidated Income (Loss) from Discontinued Operations:

	Year Ended December 31,
	2021	2020

Revenue from services	$216,941	$529,066
Cost of services	2,396	5,536
Gross profit	214,555	523,530
Operating expenses	682,659	1,184,226
Other income (expense), net	41,695	(35,371)
Gain on sale	11,303,939	-
Provision for income taxes	-	-
Income (loss) from discontinued operations	$10,877,530	$(696,067)

 Note 16 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2021	2020
Cash paid for interest	$100,000	$64,454
Cash paid for income taxes	$281,025	$-

Non-cash investing and financing activities:
Preferred stock of InnovaQor received from the sale of HTS and AMSG	$9,117,500	$-
Net liabilities of HTS and AMSG transferred to InnovaQor	2,227,152	-
Settlement of liability with InnovaQor preferred stock	60,714	-
Issuance of notes payable in settlement of accounts payable and accrued expenses	2,352,961	-
Series I-2 Preferred Stock converted into common stock	-	277,994
Issuance of Series M Preferred Stock in exchange for related party loans and accrued interest	-	22,000,000
Loans and accrued interest exchanged for Series M Preferred Stock	-	(18,849,632)
Series M Preferred Stock converted/exchanged into common stock	1,189,650	-
Deemed dividends from issuance of common stock warrants under exchange agreement	341,525	-
Issuance of Series N Preferred Stock in exchange for debentures, accrued interest and Series I-1 Preferred Stock and Series I-2 Preferred Stock	-	30,435,519
Debentures, accrued interest and Series I-1 Preferred Stock and Series I-2 Preferred Stock exchanged for Series N Preferred Stock	-	(19,342,322)
Series N Preferred Stock converted into common stock	23,498,521	1,001,000
Deemed dividends from the issuances of Series O Preferred Stock	2,000,000	-
Deemed dividends from exchanges of debt for preferred stock	2,382,985	6,871,086
Issuance of Series P Preferred stock in exchange for debentures, accrued interest and warrant promissory notes	7,111,230	-
Deemed dividends from down-round provisions of warrants and debentures	490,216,634	256,383,632
Deemed dividends from extensions of common stock warrants	11,535,862	-
Exchange of Series K Preferred Stock for Series L Preferred Stock	-	(2,500)
Issuance of Series L Preferred Stock	-	2,500
Original issue discounts on debt	100,000	122,885

Note 17 – Recent Accounting Pronouncements

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

Note 18 – Subsequent Events

Conversions of Series N Preferred Stock

Subsequent to December 31, 2021 and through April 8, 2022, the Company issued 32 million shares of its common stock upon conversions of 766.959 shares of its Series N Preferred Stock with a stated value of $766,959.

Reverse Stock Split

Effective March 15, 2022, the Company filed an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of our Common Stock, at a ratio from 1-for-10,000, as more fully discussed in Note 1.

Increase in Authorized Shares of Common Stock

Effective March 15, 2022, the Company filed an Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase the authorized shares of Common Stock of the Company from 50 billion shares to 250 billion shares. (See Note 1.)

Potential Common Stock as of April 8, 2022

The following table presents the dilutive effect of our various potential shares of common stock as of April 8, 2022:

April 8, 2022
Shares of common stock outstanding	36,252,190
Dilutive potential shares:
Stock options	26
Warrants	5,410,465,521
Convertible debt	408,527,907
Convertible preferred stock	4,315,616,456
Total dilutive potential shares of common stock, including outstanding common stock	10,179,862,100

As a result of the Voting Agreement discussed in Note 12, the November 5, 2021 Amendment to its Certificate of Incorporation, as amended, providing for the affirmative vote of the holders of a majority in voting power of the stock of the Company to authorize an increase in the number of authorized shares of the Company’s common stock, as more fully discussed in Note 1, the recent increase in authorized shares of common stock and the recent reverse common stock split, the Company believes that it has the practical ability to ensure that it has a sufficient number of authorized shares of its common stock to accommodate all potentially dilutive instruments.

Diamantis Loan

On January 18, 2022, notes payable due to Mr. Diamantis increased by $750,000 due to his payment of a like amount to Mr. Anthony O’Killough in connection with a forbearance agreement related to amounts owed to Mr. O’Killough by the Company and personally guaranteed by Mr. Diamantis. Amounts owed to Mr. O’Killough are more fully discussed in Notes 8 and 14. Loans from Mr. Diamantis are more fully discussed in Note 8.

Securities Purchase Agreement Dated January 31, 2022

On January 31, 2022, the Company entered into the Securities Purchase Agreement (the “Purchase Agreement”), among the Company and certain existing institutional investors of the Company. The Purchase Agreement provided for the issuance of up to 1,650 shares of Series P Preferred Stock at a series of closings. The first closing occurred on March 11, 2022 where 1,100 shares were issued for $1.0 million in proceeds. The second closing occurred on April 1, 2022 where 550 shares were issued for $0.5 million in proceeds. The Purchase Agreement restricts the Company’s use of the proceeds from the issuances of the Series P Preferred Stock.

Forgiveness of PPP Notes

In January 2022, $0.3 million of then outstanding PPP Notes were forgiven. PPP Notes are more fully discussed in Note 8.

Receipt of HHS Provider Relief Funds

On April 13, 2022, the Company received $0.3 million in HHS Provider Relief Funds. HHS Provider Relief Funds are more fully discussed in Note 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

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

The Company expects improvements to be made on the integration of information issues during 2022 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	52	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gary L. Blum	81	Director
Trevor Langley	59	Director

All directors of the Company serve one-year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since May 10, 2019. Mr. Lagan has been, either individually or through Alcimede LLC or Alcimede Limited, a consultant to Medytox since May 2011. Mr. Lagan has been a manager of Alcimede LLC since its formation in 2007. Alcimede LLC is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Alcimede Limited is a recently-formed Bahamian company that provides similar consulting services as Alcimede LLC. Mr. Lagan also currently serves, through Alcimede Limited, as chief executive officer of most of the subsidiaries of the Company. From September 2008 through May 2011, Mr. Lagan was a private investor. Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2021, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2021. The Company did not have any other executive officers during the fiscal year ended December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Seamus Lagan	2021	(1)	$—	$—	$—	$—	$—	$387,000	$387,000
President, CEO, Interim CFO and Director	2020	(1)	$—	$—	$—	$—	$—	$487,000	$487,000

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial officer of the Company since May 10, 2019.

(2)	All other compensation for the year ended December 31, 2021 includes, for Mr. Lagan, consulting fees of $375,000 and an automobile expense allowance of $12,000. All other compensation for the year ended December 31, 2020 includes, for Mr. Lagan, consulting fees of $375,000, a payment of $100,000 for renewal of and amendment to the then existing contract between the Company and Alcimede LLC and an automobile expense allowance of $12,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2021:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	1	-	-	$10,000,000	3/23/2023	-	-	-	-
	1	-	-	$5,000,000	3/23/2026	-	-	-	-
	1	-	-	$250,000	5/2/2026	-	-	-	-
	1	-	-	$75,000	7/17/2026	-	-	-	-

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Seamus Lagan

On October 1, 2012, Medytox Solutions, Inc. (“Medytox”) entered into a consulting agreement with Alcimede LLC, which is controlled by Mr. Lagan. This agreement replaced and superseded a previous Alcimede consulting agreement. This agreement was originally for three years, and was then subject to annual renewals thereafter, unless either party gave notice of non-renewal. The agreement provided for a retainer of $20,000 per month and reimbursement to Alcimede for its out of pocket expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement, Alcimede was issued 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share. The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the merger of Medytox with the Company on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-merger basis and do not reflect the reverse splits effected by the Company since the merger.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede LLC was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede LLC received a cash bonus of $200,000. On April 1, 2017, Alcimede LLC agreed to a voluntary reduction in the monthly retainer to $20,833, which was increased back up to $31,250 in April 2018. In September 2020, it was agreed to pay $100,000 to renew the Alcimede LLC consulting agreement for a three-year period. It was further agreed that this consulting agreement could be assigned by to another entity and that termination of the agreement would trigger a $500,000 payment. On November 1, 2021, that consulting agreement was replaced by an agreement between the Company and Alcimede Limited, a Bahamian company of which Mr. Lagan is the Managing Director. The new agreement is for three years and is renewable for one-year periods thereafter. It contains similar terms as the prior agreement with regard to monthly fees and expense reimbursements.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2021:

Director	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(1)	Total
Gary L. Blum	$40,008	$-	$-	$-	$-	$40,008
Trevor Langley	$40,008	$-	$-	$-	$17,500	$57,508

(1)	For Mr. Langley, includes $17,500 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 8, 2022 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the persons and entities listed below possess sole voting and investment power with respect to their shares. The address of each of our executive officers and directors is c/o Rennova Health, Inc., 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401. None of the following owns any Series F Convertible Preferred Stock. All of the outstanding shares of Series L Convertible Preferred Stock (“Series L Preferred Stock”) are owned by Alcimede LLC, of which Mr. Lagan, our Chief Executive Officer, is the sole manager. Mr. Diamantis owns all of the outstanding Series M Convertible Redeemable Preferred Stock (“Series M Preferred Stock”) and has granted to Mr. Lagan an irrevocable proxy to vote the Series M Preferred Stock. The conversion of the Series M Preferred Stock is subject to an ownership blocker of 4.99%.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership (1)
Seamus Lagan	-	(2)	64.67	%(2)

Gary L. Blum	-		–

Trevor Langley	-		–

All Directors and Executive Officers as a Group (3 persons) (3)	-	(2)	64.67	%(2)

Sabby Healthcare Master Fund, Ltd. (4)	3,621,593		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (4)	3,621,593		9.99%

(1)	Based on 36,252,190 shares of Common Stock issued and outstanding as of April 8, 2022, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)	Alcimede LLC of which Mr. Lagan is the sole manager, owns 250,000 shares of Series L Preferred Stock. As of April 8, 2022, these shares of Series L Preferred Stock were convertible into 14,705,882 shares of Common Stock. In addition, on August 13, 2020, Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock owned by Mr. Diamantis. As a result, as of April 8, 2022, Mr. Lagan and Alcimede LLC owned, or had the right to vote, securities holding 64.67% of the total voting power of the Company’s voting securities. Because the conversion price of the Series L Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible, and the votes to which the Series L Preferred Stock is entitled, will fluctuate.

(3)	Includes Messrs. Lagan, Blum and Langley. Alcimede, LLC also owns 250,000 shares of Series L Preferred Stock and Mr. Lagan has an irrevocable proxy to vote the shares of Series M Preferred Stock owned by Mr. Diamantis, as described in the above footnote.

(4)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on January 22, 2020. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the debentures, the Series N Preferred Stock, the Series O Preferred Stock and the Series P Preferred Stock and the exercise of the warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede Limited and Alcimede LLC, each of which is controlled by Mr. Lagan, billed the Company an aggregate of $0.4 million and Alcimede LLC billed the Company $0.4 million for consulting fees and reimbursement of expenses pursuant to consulting agreements for the years ended December 31, 2021 and 2020, respectively. In addition, Alcimede LLC received a payment of $100,000 for the year ended 2020 for renewal and amendment to an existing consulting agreement. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833, which was increased back up to $31,250 in April 2018. On February 3, 2015, the Company borrowed $3.0 million from Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Series J Agreement”) with Alcimede. Pursuant to the Series J Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock had a stated value of $1.00 and was entitled to 8% per annum cumulative dividends at the discretion of the Company’s Board of Directors. On September 27, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”). On December 29, 2019, the Company entered into an Exchange Agreement (the “Series K Agreement”) with Alcimede. Pursuant to the Series K Agreement, the Company issued to Alcimede 250,000 shares of the Series K Preferred Stock in exchange for the 250,000 shares of Series J Preferred Stock. The shares of Series J Preferred Stock were cancelled and, under the Series K Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock did not provide for cumulative dividends. On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into an Exchange Agreement (the “Series L Agreement”) with Alcimede. Pursuant to the Series L Agreement, the Company issued to Alcimede 250,000 shares of the Series L Preferred Stock in exchange for the 250,000 shares of Series K Preferred Stock. The shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock was not convertible prior to December 1, 2020 (as compared to the Series K Preferred Stock which was convertible immediately) and the Series L Preferred Stock is not entitled to receive any dividends (unlike the Series K Preferred Stock, which was entitled to share in any dividends payable on the Common Stock).

During the years ended December 31, 2021 and 2020, Mr. Diamantis loaned the Company $0.9 million and $7.6 million, respectively, the majority of which was primarily used for working capital purposes. During the years ended December 31, 2021 and 2020, the Company repaid Mr. Diamantis $0.9 million and $4.2 million, respectively. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed below.

During the years ended December 31, 2021 and 2020, the Company incurred interest expense of $0.1 million and $2.1 million, respectively, on the loans from Mr. Diamantis. As of December 31, 2021 and 2020, accrued interest on the loans from Mr. Diamantis totaled $0.3 million and $0.2 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

On June 9, 2020, the Company filed a certificate of designation to authorize 30,000 shares of its Series M Preferred Stock with a stated value of $1,000 per share. On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share. As a result of the exchange, the Company recorded a deemed dividend of approximately $3.2 million in the year ended December 31, 2020, which represented the difference between the $18.8 million of debt and accrued interest exchanged and the value of the Series M Preferred Stock of $22.0 million.

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

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 9,500 shares of common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of December 31, 2021, are exercisable into 0.4 million shares of the Company’s common stock at an exercise price of $0.90 per share as a result of down-round provision features.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million, which was guaranteed by Mr. Diamantis. The payments due on November 8, 2019 and December 26, 2019 were not made and in February 2020 the lender sued the Company and Mr. Diamantis.

On November 7, 2021, the Company entered into the Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional lenders. In the November 2021 Exchange Agreements, the lenders agreed to reduce their holdings of the $4.5 million of outstanding non-convertible debentures, which includes late-payment penalties, plus accrued interest of $1.5 million, by exchanging the indebtedness and accrued interest for shares of the Company’s Series P Convertible Redeemable Preferred Stock. Mr. Diamantis is also a party to the November 2021 Exchange Agreements as he was a guarantor of the September 27, 2019 debenture that was included in the exchange.

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

Effective September 24, 2018, we engaged Haynie & Company (“Haynie”) to serve as our independent registered public accounting firm. The engagement of Haynie was approved by our Audit Committee on March 11, 2021 for the 2020 audit year and January 4, 2022 for the 2021 audit year. The aggregate fees billed for services rendered by Haynie for the years ended December 31, 2021 and 2020 were $298,625 and $361,613, respectively.

Description of Services:	Fiscal 2021	Fiscal 2020
Audit	$248,000	$234,000
Audit-Related	50,625	127,613
Tax	–	–
All Other	–	–
Total Fees	$298,625	$361,613

Audit Fees

The aggregate fees billed for audit services related to the fiscal years ended December 31, 2021 and 2020 were $248,000 and $234,000, respectively.

Audit-Related Fees

In the fiscal years ended 2021 and 2020, Haynie billed the Company $50,625 and $127,613 for audits and reviews of the Company’s subsidiaries comprising its AMSG & HTS Group, respectively.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Haynie during 2021 and 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

Item 16.	Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: April 15, 2022	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer, President, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, President, Director, and Interim	April 15, 2022
Seamus Lagan	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Trevor Langley	Director	April 15, 2022
Trevor Langley

/s/ Gary L. Blum	Director	April 15, 2022
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).
3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).
3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).
3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).
3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).
3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).
3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019).
3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with SEC on May 5, 2020).
3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020).
3.24	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.24 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).
3.25	Certificate of Designation for Series N Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.25 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
3.26	Certificate of Designation for Series O Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.26 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2021).
3.27	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed July 14, 2021 (incorporated by reference to Exhibit 3.27 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.28	Certificate of Designation for Series P Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.28 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.29	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 5, 2021 (incorporated by reference to Exhibit 3.29 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.30	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 11, 2022 (incorporated by reference to Exhibit 3.30 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2022).
4.1	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.3	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
4.4	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
4.5	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
4.7	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).
4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
4.12	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by the reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020).
10.1**	2007 Incentive Award Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 30, 2007).
10.2**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.3	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).
10.4	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.5	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.6	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.7**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.8**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.9**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.10**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.11**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.12**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.13**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.14**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.15**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.16	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.17**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.18**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.19**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.20**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.21**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.22	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.23	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.24	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.25	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.26**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).
10.27**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).
10.28**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).
10.29	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).
10.30	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.31	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.32	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.33	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.34**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.35	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.36	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).

10.37	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.38	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.39	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.40	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.41	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.42	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.43	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.44	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.45	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.46	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.47	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.48	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.49	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.50	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.51	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.52	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.53	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.54	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.55	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.56	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).
10.57	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.58	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.59	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.60**	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).
10.61	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.62	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.63	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.64	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.65	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.66	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).
10.67	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).

10.68	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).
10.69	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
10.70	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).
10.71	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).
10.72	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
10.73	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).
10.74	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).
10.75	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).
10.76	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).
10.77	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.78	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).
10.79	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
10.80	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).

10.81	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).
10.82	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).
10.83	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).
10.84	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).
10.85	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).
10.86	Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019).
10.87	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).
10.88	Exchange Agreement, dated as of June 30, 2020, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2020).
10.89	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020).
10.90	Form of Exchange, Redemption and Forbearance Agreement, dated as of August 31, 2020, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
10.91	Form of Securities Purchase Agreement, dated as of May 10, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021).
10.92	Exchange Agreement, dated as of August 27, 2021, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).
10.93	Form of Securities Purchase Agreement, dated as of September 7, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2021).
10.94	Form of Securities Purchase Agreement, dated as of October 28, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2021).
10.95	Form of Exchange and Amendment Agreement, dated as of November 7, 2021, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

10.96	Promissory Note, dated August 10, 2021 by Rennova Health, Inc. and Jellico Medical Center, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.97	Promissory Note, dated August 10, 2021, by Rennova Health, Inc and Scott County Community Hospital, Inc. d/b/a Big South Fork Medical Center (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.98	Form of Securities Purchase Agreement, dated as of January 31, 2022, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).
10.99**	Agreement between Alcimede Limited and Rennova Health, Inc. effective as of November 1, 2021 (2)
21	List of Subsidiaries of the Registrant (2)
23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)
31.1	Section 302 Certification of the Chief Executive Officer (2)
31.2	Section 302 Certification of the Interim Chief Financial Officer (2)
32.1	Section 906 Certification of the Chief Executive Officer (3)
32.2	Section 906 Certification of the Interim Chief Financial Officer (3)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)
104	Cover Page Interactive Date Title – the cover page XBRL tags are embedded within the Inline XBRL Document (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

