Form 10-Q
period 2022-03-31
Rennova Health, Inc.
filed 2022-05-23
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, the registrant had 1,229,322,256 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2022

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$103,280	$724,524
Accounts receivable, net	2,097,957	2,079,288
Receivable from related party	501,786	374,473
Inventory	291,277	280,513
Prepaid expenses and other current assets	99,662	121,879
Income tax refunds receivable	1,139,226	1,139,226
Total current assets	4,233,188	4,719,903

Property and equipment, net	4,513,266	4,630,090
Intangible asset	259,443	259,443
Investment	9,016,072	9,016,072
Deposits	197,814	187,814
Right-of-use assets	793,862	821,274

Total assets	$19,013,645	$19,634,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $0.3 million and $0.3 million, respectively)	$12,869,464	$12,135,237
Accrued expenses (includes related party amounts of $0.4 million and $0.3 million, respectively)	15,960,304	15,499,935
Income taxes payable	1,337,342	1,337,342
Current portion of notes payable	3,399,582	4,667,819
Current portion of note payable, related party	2,877,000	2,127,000
Current portion of debentures	8,222,240	8,222,240
Current portion of right-of-use operating lease obligations	247,017	247,017
Current portion of finance lease obligation	220,461	220,461
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,447,153	1,449,476
Total current liabilities	47,035,899	46,361,863

Other liabilities:
Right-of-use operating lease obligations, net of current portion	546,845	574,257
Total liabilities	47,582,744	46,936,120

Commitments and contingencies

Stockholders’ deficit:
Series F preferred stock, $0.01 par value, $1.00 stated value per share, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 5,343 and 5,936 shares issued and outstanding, respectively	53	59
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 9,900 shares issued and outstanding	99	99
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 9,645 and 8,545 shares issued and outstanding, respectively	96	85
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 17,177,190 and 4,244,700 shares issued and outstanding, respectively	1,717	424
Additional paid-in-capital	1,479,009,395	1,342,085,957
Accumulated deficit	(1,507,600,667)	(1,369,408,356)
Total stockholders’ deficit	(28,569,099)	(27,301,524)
Total liabilities and stockholders’ deficit	$19,013,645	$19,634,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net revenues	$1,144,520	$(650,692)

Operating expenses:
Direct costs of revenues	1,374,643	1,597,098
General and administrative expenses	1,572,336	2,790,479
Depreciation and amortization	116,824	185,224
Total operating expenses	3,063,803	4,572,801

Loss from continuing operations before other income (expense) and income taxes	(1,919,283)	(5,223,493)

Other income (expense):
Other income, net	274,088	2,468,789
Interest expense	(620,937)	(912,624)
Total other income (expense), net	(346,849)	1,556,165

Net loss from continuing operations before income taxes	(2,266,132)	(3,667,328)

(Provision) benefit from income taxes	-	-

Net loss from continuing operations	(2,266,132)	(3,667,328)

Net loss from discontinued operations	(1,434)	(226,666)

Net loss	(2,267,566)	(3,893,994)
Deemed dividends	(135,924,745)	(50,358,149)
Net loss available to common stockholders	$(138,192,311)	$(54,252,143)
Net loss per share of common stock available to common stockholders - basic and diluted:
Continuing operations	$(28.71)	$(2,161,019.08)
Discontinued operations	$(0.00)	$(9,066.64)
Total basic and diluted	$(28.71)	$(2,170,085.72)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	4,812,754	25

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)
Conversions of Series N Preferred Stock into common stock	(593)	(6)	12,932,500	1,293	(1,287)	-	-
Issuances of Series P Preferred Stock	1,100	11	-	-	999,989	-	1,000,000
Deemed dividends from issuances of Series P Preferred Stock	-	-	-	-	222,222	(222,222)	-
Payment of cash in lieu of fractional shares	-	-	(10)	-	(9)	-	(9)
Deemed dividends from triggers of down round provisions	-	-	-	-	135,702,523	(135,702,523)	-
Net loss	-	-	-	-	-	(2,267,566)	(2,267,566)
Balance at March 31, 2022	2,045,708	$20,456	17,177,190	$1,717	$1,479,009,395	$(1,507,600,667)	$(28,569,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2021

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	4	$-	$819,498,240	$(868,536,506)	$(49,017,752)
Conversion of Series N Preferred Stock into common stock	(4,177)	(42)	44	-	42	-	-
Deemed dividends from triggers of down round provisions	-	-	-	-	50,358,149	(50,358,149)	-
Net loss	-	-	-	-	-	(3,893,994)	(3,893,994)
Balance at March 31, 2021	2,047,267	$20,472	48	$-	$869,856,431	$(922,788,649)	$(52,911,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss from continuing operations	$(2,266,132)	$(3,667,328)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	116,824	185,224
Amortization of debt discount	-	4,795
Other income from forgiveness of PPP notes payable	(334,819)	-
(Gain) loss from legal settlements	(5,282)	8,860
Other income from federal government provider relief funds	-	(2,490,783)
Loss from discontinued operations	(1,434)	(226,666)
Changes in operating assets and liabilities:
Accounts receivable	140,155	1,301,871
Inventory	(10,764)	(17,259)
Prepaid expenses and other current assets	22,217	38,952
Security deposits	(10,000)	501
Change in right-of-use assets	27,412	41,526
Accounts payable	734,227	1,621,906
Accrued expenses	465,651	2,093,145
Change in right-of-use operating lease obligations	(27,412)	(41,526)
Net cash used in operating activities of continuing operations	(1,149,357)	(1,146,782)
Net cash (used in) provided by operating activities of discontinued operations	(2,323)	33,210
Net cash used in operating activities	(1,151,680)	(1,113,572)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuances of notes payable	-	745,000
Proceeds from issuance of related party note payable and advances	750,000	530,000
Payments on notes payable	(933,418)	(24,276)
Receivable from related party	(127,313)	-
Receivables paid under accounts receivable sales agreements	(158,824)	(151,198)
Proceeds from issuances of Series P Preferred Stock	1,000,000	-
Cash paid for fractional shares in connection with reverse stock splits	(9)	-
Net cash provided by financing activities of continuing operations	530,436	1,099,526
Net cash provided by financing activities of discontinued operations	-	60,402
Net cash provided by financing activities	530,436	1,159,928

Net change in cash	(621,244)	46,356

Cash at beginning of period	724,524	25,353

Cash at end of period	$103,280	$71,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate, a physician practice in Jamestown, Tennessee that it plans to reopen and operate and a rural clinic in Kentucky. We operate in one business segment.

Basis of Presentation

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 15, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2022, and the results of its operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 may not be indicative of results for the year ending December 31, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Loss

During the three months ended March 31, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented in the accompanying unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, reserves, contractual allowances and write-downs related to receivables, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of investments, equity and derivative instruments, income from HHS Provider Relief Funds and deemed dividends, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Reverse Stock Splits

On July 16, 2021 and March 15, 2022, the Company effected a 1-for-1,000 reverse stock split and a 1-for-10,000 reverse stock split, respectively (the “Reverse Stock Splits”).

As a result of the Reverse Stock Splits, every 1,000 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on July 16, 2021 and every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on March 15, 2022. The conversion and exercise prices of all of the Company’s outstanding convertible preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company’s common stock and preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Splits.

Amendment to Certificate of Incorporation, as Amended

Effective November 5, 2021, the Company filed an Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company entitled to vote generally in the election of directors, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of the State of Delaware (or any successor provision thereto), voting together as a single class, without a separate vote of the holders of the class or classes the number of authorized shares of which are being increased or decreased unless a vote by any holders of one or more series of preferred stock is required by the express terms of any series of preferred stock pursuant to the terms thereof.

Increase in Authorized Shares of Common Stock

Effective November 5, 2021, the Company increased the authorized shares of common stock from 10 billion to 50 billion and, effective March 15, 2022, the Company increased the authorized shares of its common stock from 50 billion to 250 billion.

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

On June 25, 2021, the Company sold its subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”), including their subsidiaries, to InnovaQor, Inc. (“InnovaQor”), formerly known as VisualMED Clinical Solutions Corporation. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. The financial results of HTS and AMSG prior to the sale are reflected herein as discontinued operations. The sale is more fully discussed in Note 13.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contract and related allowances. We also do not present “allowances for doubtful accounts” on our condensed consolidated balance sheets.

Our revenues relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three months ended March 31, 2022 and 2021.

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

During the three months ended March 31, 2022 and 2021, estimated contractual allowances of $8.1 million and $5.5 million, respectively, and estimated implicit price concessions of $1.4 million and $3.0 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, for the three months ended March 31, 2022 and 2021, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $9.5 million and $8.5 million, respectively, we reported positive net revenues of $1.1 million and negative net revenues of $0.7 million, respectively. We continue to review the provision for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the three months ended March 31, 2022 and 2021.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating and finance leases are more fully discussed in Note 8.

Fair Value Measurements

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

On March 31, 2022 and December 31, 2021, we applied the Level 3 fair value hierarchy in determining the fair value of the InnovaQor Series B Preferred Stock, which is reflected on our condensed balance sheets as Investment, as more fully discussed in Notes 9 and 13.

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11 and ASU 2021-04

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. We adopted this new accounting guidance on January 1, 2022 as more fully discussed in the paragraph below.

Deemed dividends associated with down round provisions represent the economic transfer of value to holders of equity classified freestanding financial instruments when certain down round provisions (commonly referred to as “ratchets”) are triggered. Deemed dividends associated with modifications or exchanges of freestanding equity classified written call options that remain equity classified are presented as a reduction in net income available to common stockholders and the related earnings per share and a corresponding increase to additional paid-in-capital resulting in no change to stockholders’ equity/deficit. Under the new guidance effective on January 1, 2022, as more fully discussed in the paragraph above, the FASB decided not to include convertible debt instruments in the guidance because ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the three months ended March 31, 2022 and 2021, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures have floors that were not in-the-money at March 31, 2022 and March 31, 2021. (Debentures are more fully discussed in Note 6.) The incremental value of modifications to warrants as a result of the trigger of down round provisions of $135.7 million and $50.4 million were recorded as deemed dividends for the three months ended March 31, 2022 and 2021, respectively.

In addition, we recorded deemed dividends of approximately $0.2 million during the three months ended March 31, 2022 as a result of the issuance of 1,100 shares of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”), which is more fully discussed in Note 10. See Note 9 for an additional discussion of derivative financial instruments and deemed dividends.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of loss per share for the three months ended March 31, 2022 and 2021.

Note 2 – Liquidity and Financial Condition

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000 square foot hospital building and a 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is certified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017.

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

The Company suspended operations at the hospital and physician practice in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company plans to reopen the hospital and physician practice. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital. Jamestown is located 38 miles west of Big South Fork Medical Center.

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

Impact of the Pandemic

The coronavirus (“COVID-19”) pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. Demand for hospital services has substantially decreased. As more fully discussed in Note 6, we have received Paycheck Protection Program (“PPP”) loans. We have also received Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

HHS Provider Relief Funds

The Company received Provider Relief Funds from HHS provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of March 31, 2022, our facilities have received approximately $13.3 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through March 31, 2022, we have recognized $12.4 million of these funds as income of which $4.4 million and $8.0 million was recognized as income during the years ended December 31, 2021 and 2020, respectively. The remaining $0.9 million of funds received as of March 31, 2022 are included in accrued expenses as more fully discussed in Note 5. On April 13, 2022, the Company received an additional $0.3 million of HHS Provider Relief Funds as more fully discussed in Note 15.

As of March 31, 2022, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was based on, among other things, the various notices issued by HHS in September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the years ended December 31, 2020 and 2021 and the three months ended March 31, 2022. The Company believes that it was appropriate to recognize as income $4.4 million and $8.0 million of the HHS provider relief funds in the years ended December 31, 2021 and 2020, respectively. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

Federal Employee Retention Credits

The CARES Act, passed by Congress on March 27, 2020, contained the employee retention credit, a refundable payroll tax credit to employers that have experienced hardship in their operations due to COVID-19. The CARES Act was amended and extended on December 27, 2020 by the Consolidated Appropriations Act, 2021 (the “CAA”) and in March 2021, the Internal Revenue Code was amended by the American Rescue Plan Act of 2021 to provide new employee retention credit provisions designed to promote employee retention and hiring. As a result, the Company received $1.5 million in employee retention credits during the year ended December 31, 2021, which the Company recognized as other income and applied to its outstanding past-due payroll tax liabilities. See Note 5 for an additional discussion of the employee retention credit.

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

At March 31, 2022, the Company had a working capital deficit and a stockholders’ deficit of $42.8 million and $28.6 million, respectively. In addition, the Company had a loss from continuing operations before other income (expense) and income taxes of approximately $1.9 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, and cash used in operating activities was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

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

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three months ended March 31, 2022 and 2021, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (unaudited) during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss from continuing operations	$(2,266,132)	$(3,667,328)
Deemed dividends	(135,924,745)	(50,358,149)
Net loss attributable to common stockholders, continuing operations	$(138,190,877)	$(54,025,477)
Net loss from discontinued operations	(1,434)	(226,666)
Net loss available to common stockholders	$(138,192,311)	$(54,252,143)

Denominator
Weighted average number of shares of common stock outstanding during the period - basic and diluted	4,812,754	25

Net loss per share of common stock available to common stockholders - basic and diluted:
Basic and diluted, continuing operations	$(28.71)	$(2,161,019.08)
Basic and diluted, discontinued operations	$(0.00)	$(9,066.64)
Total basic and diluted	$(28.71)	$(2,170,085.72)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2022 and 2021, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Warrants	5,002,174,096	1,383
Convertible preferred stock	3,093,872,894	1,087
Convertible debentures	388,960,870	77
Stock options	26	26
	8,485,007,886	2,573

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to floors in certain cases) in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 6, 9, 10 and 15). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 467.3 billion at May 20, 2022, as more fully discussed in Note 15. See Note 10 regarding a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2022 (unaudited) and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021

Accounts receivable	$10,840,792	$12,961,817
Less:
Allowance for contractual obligations	(7,175,150)	(8,737,502)
Allowance for doubtful accounts	(1,038,274)	(1,456,791)
Accounts receivable owed under settlements/sales agreements	(529,411)	(688,236)
Accounts receivable, net	$2,097,957	$2,079,288

Estimated implicit price concessions for doubtful accounts deducted from revenues for the three months ended March 31, 2022 and 2021 were $1.4 million and $3.0 million, respectively. The allowance for doubtful accounts deducted from accounts receivable was $1.0 million at March 31, 2022 compared to $1.5 million at December 31, 2021. The Company’s policy is to write off an accounts receivable balance against the allowance for doubtful accounts once an accounts receivable ages past a specified number of days.

Accounts Receivable Sales Agreements

During the year ended December 31, 2020, the Company entered into six accounts receivable sales agreements under which the Company sold an aggregate of $3.3 million of accounts receivable on a non-recourse basis for an aggregate purchase price paid to the Company of $2.2 million, less $0.1 million of origination fees. Accordingly, the Company recorded a loss on the sales of $1.2 million during the year ended December 31, 2020. As of December 31, 2020, $1.7 million was outstanding and owed to three funding parties under three accounts receivable sales agreements. On September 14, 2021, the Company entered into separate settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in full settlement of the sales agreements. Per the settlement agreements, the Company is required to make equal monthly payments totaling $52,941 through January 1, 2023. As of March 31, 2022 and December 31, 2021, $0.5 million and $0.7 million, respectively, remained outstanding. As a result of the settlements, the Company recorded a gain from legal settlements of $0.6 million in the three months ended September 30, 2021.

Note 5 – Accrued Expenses

Accrued expenses at March 31, 2022 (unaudited) and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued payroll and related liabilities	$7,675,786	$7,528,464
HHS Provider Relief Funds	863,452	863,452
Accrued interest	4,891,351	5,027,459
Accrued legal	622,318	632,318
Other accrued expenses	1,907,397	1,448,242
Accrued expenses	$15,960,304	$15,499,935

Payroll and related liabilities at March 31, 2022 and December 31, 2021 included approximately $2.4 million and $2.3 million, respectively, for penalties associated with approximately $3.9 million and $3.9 million of accrued past due payroll taxes as of March 31, 2022 and December 31, 2021, respectively. This liability account at March 31, 2022 and December 31, 2021 is net of employee retention credits totaling $1.5 million and $1.5 million, respectively. Employee retention credits are also discussed in Note 2.

As of March 31, 2022, the Company has accrued $0.9 million of HHS Provider Relief Funds, which are more fully discussed in Note 2. On April 13, 2022, the Company received an additional $0.3 million of HHS Provider Relief Funds as more fully discussed in Note 15.

Accrued interest at March 31, 2022 and December 31, 2021 included accrued interest of $0.4 million and $0.3 million, respectively, on loans made to the Company by Christopher Diamantis, a former member of the Company’s Board of Directors. The loans from Mr. Diamantis are more fully discussed in Note 6.

Note 6 – Notes Payable

The Company and its subsidiaries are party to a number of loans with third parties and affiliates. At March 31, 2022 (unaudited) and December 31, 2021, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2022	December 31, 2021

Settlement amount/loan payable to TCA Global Credit Master Fund, L.P. (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Settled on September 30, 2021 for $500,000 pursuant to a payment plan as discussed below.	$100,000	$250,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017.	291,557	291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,450,000	1,450,000

Notes payable under the PPP loans issued on April 20, 2020 through May 1, 2020 bearing interest at a rate of 1% per annum.	23,325	400,800

Notes payable dated January 31, 2021 and February 16, 2021 in the original aggregate amount of $245,000 due six months from the date of issuance. The notes bear interest at 10% for the period outstanding. Under the terms of the notes, the holder received 100 shares of InnovaQor’s Series B Preferred Stock held by the Company (see Note 13).	-	122,500

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,534,700	2,152,962

	3,399,582	4,667,819
Less current portion	(3,399,582)	(4,667,819)
Notes payable - third parties, net of current portion	$-	$-

In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and accrued interest, of which $250,000 was paid during 2021 and $150,000 was paid during the three months ended March 31, 2022. The remaining $0.1 million is due in two consecutive monthly installments of $50,000 payable on or before the fifth day of each month. As a result of the settlement, in the three months ended September 30, 2021, the Company recorded a gain from legal settlement, resulting from the adjustments of principal and accrued interest, of $2.2 million.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 12). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2022, the Company has paid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment, plus interest, as well as any further payments that may be made by him. As of March 31, 2022, $1.6 million remained past due to Mr. O’Killough. See Notes 12 and 15 for payments made subsequent to March 31, 2022 in connection with the promissory note.

As of April 20, 2020 and through May 1, 2020, the Company and its subsidiaries received PPP loan proceeds in the form of promissory notes (the “PPP Notes”) in the aggregate amount of approximately $2.4 million. The PPP Notes and accrued interest were forgivable as long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. As of March 31, 2022, $2.3 million of the principal balance of the PPP Notes was forgiven of which $0.3 million was forgiven in January 2022 and $2.0 million was forgiven in 2021. In April 2022, the remaining principal balance was repaid.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to an agreement that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and are due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. Monthly installments aggregating $0.2 million are due beginning August 31, 2021. As of March 31, 2022, $0.9 million of principal and $0.1 million of interest has been paid. The Company has not made all of the monthly installments due under the notes.

Note Payable – Related Party

At March 31, 2022 (unaudited) and December 31, 2021, note payable - related party consisted of the following:

	March 31, 2022	December 31, 2021

Loan payable to Christopher Diamantis	$2,877,000	$2,127,000
Less current portion of note payable, related party	(2,877,000)	(2,127,000)
Total note payable, related party, net of current portion	$—	$—

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the three months ended March 31, 2022, Mr. Diamantis loaned the Company $750,000, which was used to pay accrued interest due under the note payable to Mr. O’Killough, The note payable to Mr. O’Killough is more fully discussed above under the heading Notes Payable –Third Parties. In the three months ended March 31, 2021, Mr. Diamantis loaned the Company $0.5 million which was used for working capital purposes. In November 2021, Mr. Diamantis requested the Company repay the outstanding note payable to him, which was $2.9 million at March 31, 2022, and to facilitate repayment of the note payable to Mr. O’Killough for which he is a guarantor. The $750,000 loan from Mr. Diamantis in the three months ended March 31, 2022 was paid in connection with a forbearance agreement related to amounts owed to Mr. O’Killough by the Company and personally guaranteed by Mr. Diamantis as more fully discussed in Notes 12 and 15.

During the three months ended March 31, 2022 and 2021, the Company incurred interest expense of $0.1 million and $53,000, respectively, on the loans from Mr. Diamantis. As of March 31, 2022 and December 31, 2021, accrued interest on the loans from Mr. Diamantis totaled $0.4 million and $0.3 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

Debentures

The carrying amount of all outstanding debentures with institutional investors as of March 31, 2022 (unaudited) and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021

Debentures	$8,222,240	$8,222,240

Less current portion	(8,222,240)	(8,222,240)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures with institutional investors totaling $8.2 million at both March 31, 2022 and December 31, 2021 was past due by the debentures’ original terms. A 30% late payment penalty was added to the principal amount of each debenture. Included in the amounts owed as of March 31, 2022 and December 31, 2021 were late payment penalties of $1.9 million. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. During the three months ended March 31, 2022 and 2021, the Company incurred default interest expense on debentures of $0.4 million and $0.6 million, respectively. At March 31, 2022 and December 31, 2021, accrued interest on debentures was $4.0 million and $3.6 million, respectively.

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”) with a principal balance of $2.6 million at both March 31, 2022 and December 31, 2021, including a 30% late-payment penalty. The March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to the terms of the March 2017 Debenture to $0.0092 per share on March 31, 2022, or 280.5 million shares of common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 10.

2018 Debentures

During 2018, the Company closed various offerings of the 2018 Debentures with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at March 31, 2022 and is subject to a floor of $0.052 per share. At both March 31, 2022 and December 31, 2021, the outstanding principal balance of the 2018 Debentures, including late-payment penalties, was $5.6 million and the debentures were convertible into 108.5 million shares of the Company’s common stock on March 31, 2022.

Note 7 – Related Party Transactions

In addition to the transactions discussed in Notes 6 and 10, the Company had the following related party activity during the three months ended March 31, 2022 and 2021:

Alcimede LLC and Alcimede Limited

On November 1, 2021, the Company and Alcimede Limited entered into a new Consulting Agreement that replaced the agreement between the Company and Alcimede LLC. Alcimede LLC and Alcimede Limited billed an aggregate of $0.1 million and Alcimede LLC billed $0.1 million for services for the three months ended March 31, 2022 and 2021, respectively, pursuant to their respective consulting agreements. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede LLC and the Managing Director of Alcimede Limited (see Note 10).

InnovaQor

In addition to the investment in InnovaQor’s Series B Preferred Stock resulting from the sale of HTS and AMSG to InnovaQor in June 2021 (see Notes 1 and 13), at March 31, 2022 and December 31, 2021, the Company had related party receivables resulting from working capital advances to InnovaQor of approximately $0.5 million and $0.4 million, respectively. During the three months ended March 31, 2022, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling $54,000. In addition, InnovaQor currently subleases office space from the Company on a month to month term at a cost of approximately $9,700 per month for rent and utilities.

The terms of the foregoing activities, and those discussed in Notes 6 and 10, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 8 – Finance and Operating Lease Obligations

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

The following table presents our lease-related assets and liabilities at March 31, 2022 (unaudited) and December 31, 2021:

	Balance Sheet Classification	March 31, 2022	December 31, 2021

Assets:
Operating leases	Right-of-use operating lease assets	$793,862	$821,274
Finance lease	Property and equipment, net	220,461	220,461

Total lease assets		$1,014,323	$1,041,735

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$247,017	$247,017
Finance lease	Current liabilities	220,461	220,461
Noncurrent:
Operating leases	Right-of-use operating lease obligations	546,845	574,257

Total lease liabilities		$1,014,323	$1,041,735

Weighted-average remaining term:
Operating leases		3.62 years	3.57 years
Finance lease (1)		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Finance lease expense:
Depreciation/amortization of leased assets	$-	$-
Interest on lease liabilities	-	-
Operating leases:
Short-term lease expense (2)	49,182	72,650
Total lease expense	$49,182	$72,650

(1)	As of March 31, 2022 and December 31, 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases obligations	$56,208	$34,861
Operating cash flows for finance lease	$-	$-
Financing cash flows for finance lease payments	$-	$-

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Lease
Twelve months ending March 31:
2023	$341,718	224,252
2024	243,270	-
2025	221,088	-
2026	130,547	-
Thereafter	-	-
Total	936,623	224,252

Less interest	(142,761)	(3,791)
Present value of minimum lease payments	793,862	220,461

Less current portion of lease obligations	(247,017)	(220,461)
Lease obligations, net of current portion	$546,845	-

Note 9 – Derivative Financial Instruments, Fair Value and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 1. At March 31, 2022 and December 31, 2021, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 (unaudited) and December 31, 2021:

	Level 1	Level 2	Level 3	Total

As of March 31, 2022:
InnovaQor Series B Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

As of December 31, 2021:
InnovaQor Series B Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

The fair value of the InnovaQor Series B Preferred Stock of $9.0 million as of March 31, 2022 and December 31, 2021 is more fully discussed in Note 13.

The Company utilized the following method to value its derivative liability as of March 31, 2022 and December 31, 2021 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three months ended March 31, 2022 and the year ended December 31, 2021 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the three months ended March 31, 2022 and 2021, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants, as a result of the decreases in the exercise prices, was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the three months ended March 31, 2022: risk free rates ranging from 0% to 2.55%, volatility ranging from 1.94% to 1,564% and terms ranging from 0.01 to 2.45 years. The following assumptions were utilized in the Black Scholes valuation models for the three months ended March 31, 2021: risk free rates ranging from 0.06% to 0.10%, volatility ranging from 213.25% to 243.58% and terms ranging from .91 years to 1.21 years. The incremental value of modifications to warrants as a result of the down round provisions of $135.7 million and $50.4 million were recorded as deemed dividends during the three months ended March 31, 2022 and 2021, respectively.

In addition, deemed dividends of $0.2 million were recorded in the three months ended March 31, 2022 as a result of the issuance of 1,100 shares of our Series P Preferred Stock, as more fully discussed in Note 10. Deemed dividends are also discussed in Notes 1 and 3.

Note 10 – Stockholders’ Deficit

Authorized Capital

The Company has 250,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

As of March 31, 2022, the Company had outstanding shares of preferred stock consisting of 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”), 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”), 5,342.554 shares of its Series N Preferred Stock, 9,900 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 9,644.870 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

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

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On March 31, 2022, the Series L Preferred Stock was convertible into 4.1 million shares of the Company’s common stock.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 6 for a discussion of the Company’s indebtedness to Mr. Diamantis as of March 31, 2022 and December 31, 2021.

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

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 9,500 shares of common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of March 31, 2022, are exercisable into 36.1 million shares of the Company’s common stock at an exercise price of $0.0092 per share as a result of down-round provision features.

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock and, as discussed above, he exchanged 570 shares of his Series M Preferred Stock, with a stated value of $0.6 million, into 9,500 shares of the Company’s common stock. On March 31, 2022, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 383.5 million shares of the Company’s common stock.

On August 13, 2020, Mr. Diamantis entered into a Voting Agreement and Irrevocable Proxy with the Company, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

Series N Preferred Stock

The Company’s Board of Directors has designated 50,000 shares of the 5,000,000 shares of authorized preferred stock as the Series N Preferred Stock. Each share of Series N Preferred Stock has a stated value of $1,000. On August 31, 2020, the Company and its debenture holders exchanged, under the terms of Exchange, Redemption and Forbearance Agreements, certain outstanding debentures and all of the outstanding shares of the Company’s Series I-1 Convertible Preferred Stock and Series I-2 Convertible Preferred Stock for 30,435.52 shares of the Company’s Series N Preferred Stock.

The terms of the Series N Preferred Stock include: (i) each share of the Series N Preferred Stock is convertible into shares of the Company’s common stock, at any time and from time to time, at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series N Preferred Stock, plus any accrued declared and unpaid dividends, by the conversion price; (ii) the conversion price is equal to 90% of the lowest VWAP during the 10 trading days immediately prior to the conversion date; (iii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series N Preferred Stock from and after the date of the original issuance of such share of Series N Preferred Stock (the “Series N Preferred Accruing Dividends”). The Series N Preferred Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such Series N Preferred Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors. No cash dividends shall be paid on the common stock unless the Series N Preferred Accruing Dividends are paid; and (iv) except as provided below or by law, the Series N Preferred Stock shall have no voting rights. However, as long as any shares of Series N Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series N Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series N Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of the Series N Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

During the three months ended March 31, 2022 and 2021, the holders converted 593.33 shares and 4,177.5 shares, respectively, of their Series N Preferred Stock with a stated value of $0.6 million and $4.2 million, respectively, into 12.9 million and 44 shares of the Company’s common stock. As of December 31, 2021, the holders had converted a total of 24,499.64 shares of their Series N Preferred Stock, with a stated value of $24.5 million, into 4.2 million shares of the Company’s common stock. As of March 31, 2022, 5,342.55 shares of Series N Preferred Stock remained outstanding and were convertible into 580.7 million shares of the Company’s common stock.

Series O Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its newly-authorized Series O Preferred Stock. The offering was pursuant to the terms of the securities purchase agreement, dated as of May 10, 2021. On September 7, 2021, the Company entered into a second securities purchase agreement and on October 28, 2021, the Company entered into a third securities purchase agreement. These agreements were between the Company and certain existing institutional investors of the Company. As of March 31, 2022, the Company has outstanding 9,900 shares of its Series O Preferred Stock. The Series O Preferred Stock was issued on various dates during 2021 under these three securities purchase agreements for $9.0 million in aggregate proceeds. On March 31, 2022, the Series O Preferred Stock was convertible into 1.1 billion shares of the Company’s common stock.

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

Series P Preferred Stock

On November 7, 2021, the Company entered into Exchange, and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company wherein the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.87 shares of the Company’s Series P Preferred Stock. Each share of the Series P Preferred Stock has a stated value of $1,000. Notes payable and debentures are more fully discussed in Note 6. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the debenture holders in March 2017 were extended from March 21, 2022 to March 21, 2024.

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. During the three months ended March 31, 2022, the Company recorded $0.2 million of deemed dividends as a result of the issuance of the 1,100 shares of its Series P Preferred Stock. The deemed dividends resulted from the difference between the $1.1 million stated value of the 1,100 shares and the proceeds received, which was $0.1 million, as well as and the 10% conversion price discount of approximately $0.1million. The conversion price of the Series P Preferred Stock is more fully discussed in the paragraph below.

On March 31, 2022, 9,644.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible into 1.0 billion shares of the Company’s common stock. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million as more fully discussed in Note 15.

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

Common Stock

The Company had 17.2 million and 4.2 million shares of its common stock issued and outstanding at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company issued 12.9 million shares and 44 shares of its common stock, respectively, upon conversions of 593.33 shares and 4,177.5 shares of its Series N Preferred Stock, respectively.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the outstanding options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Splits, which are more fully discussed in Note 1. See Note 15 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of May 20, 2022.

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

As a result of: (i) the Voting Agreement discussed above; (ii) the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of Delaware to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1; (iii) the increase in the authorized shares of the Company’s common stock from 50 billion to 250 billion, effective on March 15, 2022; and (iv) the reverse stock split effected on March 15, 2022 discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of March 31, 2022 and December 31, 2021, the Company had 26 stock options outstanding with a weighted average exercise price of $2.9 million per share and a weighted average remaining contractual life of 4.12 years for options outstanding and exercisable. The intrinsic value of options exercisable at March 31, 2022 and December 31, 2021 was $0. As of March 31, 2022, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019.

Warrants

The following summarizes the information related to warrant activity during the three months ended March 31, 2022:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2021	54,280,658	$1.43
Expiration of warrants	(33,601,203)	(0.1608)
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	4,981,494,641	-
Balance at March 31, 2022	5,002,174,096	$0.0144

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 5.0 billion shares at March 31, 2022. During the three months ended March 31, 2022, 33.6 million warrants expired and, as a result of the down round provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 5.0 billion shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 6.

Included in the warrants outstanding at March 31, 2022 were warrants issued in March 2017 in connection with the March 2017 Debentures. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). At March 31, 2022, these warrants were exercisable into an aggregate of approximately 5.0 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At March 31, 2022, the Series A Warrants were exercisable for 1.9 billion shares of the Company’s common stock. They were exercisable upon issuance in March 2017 and had an initial term of exercise equal to five years. At March 31, 2022, the Series B Warrants were exercisable for 1.2 billion shares of the Company’s common stock and were exercisable, prior to the extension discussed below, until March 21, 2022. At March 31, 2022, the Series C Warrants were exercisable for 1.9 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with the November 2021 Exchange Agreements. At March 31, 2022, the Series A, Series B and Series C Warrants each have an exercise price of $0.0092 per share, which reflects down round provision adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The number of shares of common stock issuable under warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table above have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the full down round provisions of the majority of the outstanding warrants (subject to a floor in some cases), subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants. See, also, Notes 1, 3, and 15 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Deemed Dividends

During the three months ended March 31, 2022 and 2021, reductions in the exercise prices of the March Warrants have given rise to deemed dividends. See Note 9 for the assumptions used in the calculations of deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 1 and 3.

Note 11 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash paid for interest	$762,250	$-
Cash paid for income taxes	$-	$281,025

Non-cash investing and financing activities:
Series N Preferred Stock converted into common stock	$593,330	$4,177,516
Deemed dividends from issuances of Series P Preferred Stock	222,222	-
Deemed dividends for trigger of down round provisions	$135,702,523	$50,358,149

Note 12 – Commitments and Contingencies

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Mr. Diamantis for his financial support to the Company and assumption of all costs to carry the case to conclusion.

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of March 31, 2022 and December 31, 2021, the Company had federal income tax receivables of $1.1 million and $1.1 million, respectively, and federal income tax liabilities of $0.7 million and $0.7 million, respectively.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at March 31, 2022.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage to $0.2 million, which remained outstanding at March 31, 2022.

On December 7, 2016, the holders of the Tegal Notes (see Note 6) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of March 31, 2022, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 is due in six consecutive monthly installments of $50,000 payable on or before the fifth day of each month beginning December 2021, leaving a balance due as of March 31, 2022 of $0.1 million (see Note 6). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the year ended December 31, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of March 31, 2022.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him. As of March 31, 2022, $1.6 million remained past due under the note payable to Mr. O’Killough (see Note 6). Subsequent to March 31, 2022, the Company repaid Mr. Diamantis $118,500 and paid $250,000 to Mr. Diamantis for further payment to Mr. O’Killough by May 18, 2022 to continue the forbearance of any further enforcement action by him.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded a portion of this judgment as a liability as of March 31, 2022, as management believes that a number of insurance payments were made to CHSPSC after the change of ownership and will likely offset the majority of the claim made by CHSPSC.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of March 31, 2022.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of March 31, 2022.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company has made the required payments due as of March 31, 2022 and has recorded the remaining amounts owed as a liability as of March 31, 2022.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. The Company has made the required payments through March 31, 2022 and has reflected the remaining obligations owed as of March 31, 2022 as a reduction of its accounts receivable (see Note 4).

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

Note 13 – Discontinued Operations

Sale of HTS and AMSG

On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”). Each share of InnovaQor Series B Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

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

During the year ended December 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable dated January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B Preferred Stock held by the Company of $9.0 million at March 31, 2022 and December 31, 2021. The notes payable are more fully discussed in Note 6.

See Note 7 for a discussion of related party transactions between the Company and InnovaQor.

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

Carrying amounts of major classes of liabilities included as part of discontinued operations in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Accounts payable	$1,108,066	$1,108,066
Accrued expenses	339,087	341,410
Current liabilities of discontinued operations	$1,447,153	$1,449,476

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Revenues from services**	$-	$118,216
Cost of services	-	390
Gross profit	-	117,826
Operating expenses	1,434	331,597
Other expense	-	(12,895)
Provision for income taxes	-	-
Loss from discontinued operations	$(1,434)	$(226,666)

**	Revenues from services in the three months ended March 31, 2021 includes related party revenue of $62,316.

Note 14 – Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance provides accounting for convertible instruments and contracts in an entity’s own equity. The FASB issued this Update to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. This standard will be effective for us for annual periods beginning on January 1, 2024, including interim periods within those fiscal years. Early adoption of this standard is not permitted for us because we have already adopted ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” We have not yet determined the impact of adopting this new accounting guidance on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. We adopted this new accounting guidance on January 1, 2022. The impact of the adoption of this new accounting guidance on our consolidated financial statements is discussed in Note 1.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 15 – Subsequent Events

Conversions of Series N Preferred Stock

Subsequent to March 31, 2022 and through May 20, 2022, the Company issued an aggregate of 1,212,145,066 shares of its common stock upon conversions of 1,092.052 shares of its Series N Preferred Stock with a stated value of $1,092,052 and 58.05 shares of its Series O Preferred Stock with a stated value of $58,050.

Potential Common Stock as of May 20, 2022

The following table presents the dilutive effect of our various potential shares of common stock as of May 20, 2022:

May 20, 2022
Shares of common stock outstanding	1,229,322,256
Dilutive potential shares:
Stock options	26
Warrants	255,666,675,553
Convertible debt	14,443,166,667
Convertible preferred stock	195,964,117,657
Total dilutive potential shares of common stock, including outstanding common stock	467,303,282,159

As a result of: (i) the Voting Agreement discussed in Note 10; (ii) the November 5, 2021 Amendment to its Certificate of Incorporation, as amended, providing for the affirmative vote of the holders of a majority in voting power of the stock of the Company to authorize an increase in the number of authorized shares of the Company’s common stock, as more fully discussed in Note 1; (iii) the recent increase in authorized shares of common stock; and (iv) the recent reverse common stock split discussed in Note 1, the Company believes that it has the practical ability to ensure that it has a sufficient number of authorized shares of its common stock to accommodate all potentially dilutive instruments.

Issuances of Series P Preferred Stock Under Securities Purchase Agreement Dated January 31, 2022

On April 1, 2022, under the terms of a securities purchase agreement dated January 31, 2022, which is more fully discussed in Note 10, the Company issued 550 shares of its Series P Preferred Stock for $0.5 million in proceeds. The securities purchase agreement restricts the Company’s use of the proceeds from the issuances of the Series P Preferred Stock.

Receipt of HHS Provider Relief Funds

On April 13, 2022, the Company received $0.3 million in HHS Provider Relief Funds. HHS Provider Relief Funds are more fully discussed in Notes 2 and 5.

O’Killough Note Payable

In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him. As of March 31, 2022, $1.6 million remained past due under the note payable to Mr. O’Killough (see Note 6). Subsequent to March 31, 2022, the Company repaid Mr. Diamantis $118,500 and paid $250,000 to Mr. Diamantis for further payment to Mr. O’Killough by May 18, 2022 to continue the forbearance of any further enforcement action by him.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2021 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Our Services

We are a provider of health care services. We own one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that we plan to reopen and operate, a physician practice in Jamestown, Tennessee that we plan to reopen and operate and a rural clinic in Kentucky. We operate in one business segment.

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

The Company suspended operations at the hospital and physician practice in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company plans to reopen the hospital and physician practice. The reopening plans have also been disrupted by the coronavirus (“COVID-19”) pandemic and the timing of the reopening has been delayed. It is now intended that the re-opening process will be initiated within 18 months subject to securing adequate capital. Jamestown is located 38 miles west of Big South Fork Medical Center.

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

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

On June 25, 2021, the Company sold the shares of stock of Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”) to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B Non-Voting Convertible Preferred Stock (the “InnovaQor Series B Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. The terms of the InnovaQor Series B Preferred Stock are more fully described in Note 13 to the accompanying unaudited condensed consolidated financial statements.

As a result of the sale, the Company recorded the InnovaQor Series B Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021, of which $9.1 million resulted from the value of the 14,950 shares of the InnovaQor Series B Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. During the year ended December 31, 2021, 100 shares of InnovaQor Series B Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B Preferred Stock of $9.0 million at March 31, 2022 and December 31, 2021.

We have reflected the financial results of HTS and AMSG prior to the sale as discontinued operations in our accompanying unaudited condensed consolidated financial statements.

EPIC Reference Labs, Inc.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc. (“EPIC”) and as a result, EPIC’s operations have been included in discontinued operations in the accompanying consolidated financial statements. We have been unable to find a buyer for EPIC and, therefore, have ceased all efforts to sell EPIC and closed down its operations.

Outlook

We believe that the transition of our business model from health information technology and diagnostics to ownership and operation of rural hospitals and related healthcare service providers is now complete and once stabilized will create more predictable and stable revenue. Rural hospitals provide a much-needed service to their local communities and reduce our reliance on commission-based sales employees to generate sales. We currently operate one hospital and a rural clinic and we own another hospital and physician practice at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone rural hospital. We remain confident that this is a sustainable model we can continue to grow through acquisition and development. The progress of the coronavirus (“COVID-19”) pandemic, which is more fully discussed below, has severely affected our operations and may cause such expectations not to be achieved or, even if achieved, not to be done in the expected timeframe.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. As noted in Notes 2 and 6 to the accompanying unaudited condensed consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		%		%
Net Revenues	$1,144,520	100.0%	(650,692)	100.0%
Operating expenses:
Direct costs of revenues	1,374,643	120.1%	1,597,098	245.4%
General and administrative expenses	1,572,336	137.4%	2,790,479	428.8%
Depreciation and amortization	116,824	10.2%	185,224	28.5%
Loss from continuing operations before other income (expense) and income taxes	(1,919,283)	167.7%	(5,223,493)	802.8%
Other income, net	274,088	23.9%	2,468,789	379.4%
Interest expense	(620,937)	54.3%	(912,624)	140.3%
Provision for income taxes	-	0.0%	-	0.0%
Net loss from continuing operations	$(2,266,132)	198.0%	$(3,667,328)	563.6%

Net Revenues

Net revenues were $1.1 million for the three months ended March 31, 2022, as compared to net negative revenues of $0.7 million for the three months ended March 31, 2021, an increase of $1.8 million. Net revenues for the three months ended March 31, 2022 from Big South Fork Medical Center increased by $2.0 million, partially offset by a decrease in revenue from Jellico Community Hospital of $0.2 million. We closed Jellico Community Hospital on March 1, 2021, after the city of Jellico issued a 30-day termination notice for the lease of the building.

Net revenues for the three months ended March 31, 2022 and 2021 included $1.4 million and $3.0 million, respectively, of estimated implicit price concessions for doubtful accounts and $8.1 million and $5.5 million, respectively, for contractual allowances.

Direct Cost of Revenues

Direct costs of revenues decreased by $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We attribute the decrease primarily to the closure of Jellico Community Hospital on March 1, 2021.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 43.7%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We attribute $0.8 million of the decrease to the closure of Jellico Community Hospital on March 1, 2021. Also contributing to the decrease were reductions of general and administrative expenses for Big South Fork Medical Center of $0.2 million and corporate related expenses of $0.1 million.

Depreciation and Amortization

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. We attribute the decrease to fully depreciating certain assets in 2021. In addition, we recorded a $2.3 million impairment of Jamestown Regional Medical Center’s building in the fourth quarter of 2021, which resulted in a reduction of depreciation and amortization in the three months ended March 31, 2022.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the three months ended March 31, 2022 was $1.9 million compared to a loss of $5.2 million for the three months ended March 31, 2021. We attribute the decrease in the operating loss primarily to the closure of Jellico Community Hospital on March 1, 2021. Jellico had been operating at a loss since it was acquired in March 2019.

Other Income, net

Other income, net for the three months ended March 31, 2022 of $0.3 million consisted primarily of $0.3 million of gain on the forgiveness of PPP Notes. Other income, net for the three months ended March 31, 2021 of $2.5 million consisted primarily of $2.5 million of income from HHS Provider Relief Funds, offset by $0.1 million for penalties and interest associated with non-payment of payroll taxes.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $0.6 million, as compared to $0.9 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 included $0.5 million of interest on debentures and notes payable and $0.1 million of interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the three months ended March 31, 2021 included $0.8 million for interest on debentures and notes payable and $53,000 of interest on loans from Mr. Diamantis. The decrease in interest expense in the three months ended March 31, 2022 as compared to the 2021 period was due to the exchange of debentures and notes payable in November 2021 for preferred stock.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2022 was $2.3 million, as compared to a net loss of $3.7 million for the three months ended March 21, 2021. The decrease in the net loss was primarily due to: (i) a decrease in the loss from continuing operations before other income (expense) and income taxes of $3.3 million; (ii) a gain from the forgiveness of PPP Notes of $0.3 million in the three months ended March 31, 2022; and (iii) a decrease in interest expense of $0.3 million in three months ended March 31, 2022 compared to the 2021 period. Partially offsetting the decrease in the net loss for the three months ended March 31, 2022 was a reduction in other income, net of $2.5 million from HHS Provider Relief Funds in the three months ended March 31, 2022 compared to the 2021 period, among other items.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2022 and the year ended December 31, 2021, we financed our operations from issuances of preferred stock, notes payable and loans from Christopher Diamantis, a former member of our Board of Directors. Also, during the year ended December 31, 2021, we received approximately $0.9 million from HHS Provider Relief Funds. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements. During the year ended December 31, 2021, we received $1.5 million in federal employee retention credits, which we applied to outstanding past-due payroll taxes. During the three months ended March 31, 2022, we received $1.0 million from the issuance of our Series P Convertible Redeemable Preferred Stock (“Series P Preferred Stock”). During the year ended December 31, 2021, we received approximately $1.2 million in cash from the issuances of promissory notes and $9.0 million from the issuances of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”). During the three months ended March 31, 2022 and the year ended December 31, 2021, Mr. Diamantis loans to the Company increased by $750,000 and $0.9 million, respectively. The loan from Mr. Diamantis in the three months ended March 31, 2022 was used to repay a portion of the amounts due under a promissory note. The majority of the loans from Mr. Diamantis in 2021 were used for working capital purposes. On April 1, 2022, we received $0.5 million from issuances of our Series P Preferred Stock and on April 13, 2022, we received an additional $0.3 million in HHS Provider Relief Funds.

On November 7, 2021, we entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million stated amount of outstanding warrant promissory notes payable and $4.5 million of outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.870 shares of the Company’s Series P Preferred Stock with a stated value of $8,544,870. After the November 2021 Exchange Agreements, the investors continued to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $4.0 million at March 31, 2022. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 10 to the accompanying unaudited condensed consolidated financial statements, were extended from March 21, 2022 to March 21, 2024.

Each of these financing transactions is more fully discussed in Notes 2, 6, 10, and 15 to our accompanying unaudited condensed consolidated financial statements.

On June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B Preferred Stock with a stated value of $1,000 per share and valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The sale is more fully discussed above under the heading, “Discontinued Operations,” and in Note 13 to our accompanying unaudited condensed consolidated financial statements.

Future cash needs for working capital, capital expenditures, debt obligations and potential acquisitions will require management to seek additional equity or obtain additional credit arrangements. The Company and our facilities may also receive additional government assistance. The sale/issuances of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Going Concern and Liquidity

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (Accounting Standards Codification (“ASC 205-40”)), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $42.8 million and $28.6 million, respectively, at March 31, 2022.

The Company had a loss from continuing operations before other income (expense) and income taxes of approximately $1.9 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, and cash used in its operating activities was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 13 to the accompanying consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the financial results relating to HTS and AMSG prior to the sale as part of discontinued operations.

The Company’s core operating businesses are now a rural hospital, the CarePlus Clinic and a hospital and physician practice that it plans to reopen and operate. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate these businesses.

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

As of December 31, 2021, we were party to legal proceedings, which are presented in Note 12 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021	Change

Cash	$103,280	$724,524	$(621,244)
Working capital deficit	(42,802,711)	(41,641,960)	(1,160,751)
Total debt	14,498,822	15,017,059	(518,237)
Finance lease obligations	220,461	220,461	-
Stockholders’ deficit	(28,569,099)	(27,301,524)	(1,267,575)

The following table presents the major sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

Cash used in operations	$(1,151,680)	$(1,113,572)	$(38,108)
Cash used in investing activities	-	-	-
Cash provided by financing activities	530,436	1,159,928	(629,492)

Net change in cash	(621,244)	46,356	(667,600)
Cash and cash equivalents, beginning of the year	724,524	25,353	699,171
Cash and cash equivalents, end of the period	$103,280	$71,709	$31,571

The components of cash used in operations for the three months ended March 31, 2022 and 2021 are presented in the following table:

	Three Months Ended March 31,
	2022	2021	Change

Net loss from continuing operations	$(2,266,132)	$(3,667,328)	$1,401,196
Non-cash adjustments to net loss (1)	(223,277)	(2,291,904)	2,068,627
Changes in operating assets and liabilities:
Accounts receivable	140,155	1,301,871	(1,161,716)
Inventory	(10,764)	(17,259)	6,495
Accounts payable and accrued expenses	1,199,878	3,715,051	(2,515,173)
Loss from discontinued operations	(1,434)	(226,666)	225,232
Other	12,217	39,453	(27,236)
Net cash used in operating activities of continuing operations	(1,149,357)	(1,146,782)	(2,575)
Cash (used in) provided by discontinued operations	(2,323)	33,210	(35,533)
Cash used in operations	$(1,151,680)	$(1,113,572)	$(38,108)

(1)	Non-cash adjustments to net loss for the three months ended March 31, 2022 of $0.2 million include primarily $0.3 million from other income from forgiveness of PPP Notes, partially offset by $0.1 million of depreciation and amortization. Non-cash adjustments to net loss for the three months ended March 31, 2021 of $2.3 million include primarily a $2.5 million gain from HHS provider relief funds, partially offset by $0.2 million of depreciation and amortization.

No cash was used or provided by investing activities during the three months ended March 31, 2022 and 2021.

Cash provided by financing activities for the three months ended March 31, 2022 of $0.5 million primarily included $750,000 in loans from a former member of our board of directors and $1.0 million from the issuance of shares of our Series P Preferred Stock, partially offset by $0.9 million in payments of notes payable, $0.1 million in receivable from related party and $0.2 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the three months ended March 31, 2021 of $1.2 million included primarily $0.5 million in loans from a former member of our board of directors and $0.7 million from the issuances of notes payable, partially offset by $0.2 million in payments of accounts receivable under sales agreements.

Common Stock and Common Stock Equivalents

The Company had 17.2 million and 4.2 million shares of its common stock issued and outstanding at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company issued 12.9 million shares and 44 shares of its common stock, respectively, upon conversions of 593.33 shares and 4,177.5 shares of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 6, 10 and 15 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-1,000 reverse stock split effected on July 16, 2021 and a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 8.5 billion at March 31, 2022 and 467.3 billion at May 20, 2022.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with the Company, Mr. Seamus Lagan and Alcimede LLC (of which Mr. Lagan, the Company’s Chief Executive Officer, is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”) held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

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

OTHER MATTERS

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

As of March 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of our hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2021. As of March 31, 2022, we concluded that these material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2021 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.30	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 11, 2022 (incorporated by reference to Exhibit 3.30 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

10.1	Form of Securities Purchase Agreement, dated as of January 31, 2022, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Link base Document

101.DEF	Inline XBRL Definition Link base Document

101.LAB	Inline XBRL Label Link base Document

101.PRE	Inline XBRL Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: May 23, 2022	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

