Form 10-Q
period 2022-09-30
Rennova Health, Inc.
filed 2022-11-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 29,084,322,257 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2022

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the quarters in the periods ended September 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION		48

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

SIGNATURES		49

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$10,958	$724,524
Accounts receivable, net	3,330,734	2,079,288
Note receivable / receivable from related party	961,169	374,473
Inventory	273,644	280,513
Prepaid expenses and other current assets	116,848	121,879
Income tax refunds receivable	1,139,226	1,139,226
Total current assets	5,832,579	4,719,903

Property and equipment, net	4,312,188	4,630,090
Intangible asset	259,443	259,443
Investment	9,016,072	9,016,072
Deposits	227,814	187,814
Right-of-use assets	640,386	821,274

Total assets	$20,288,482	$19,634,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $0.3 million and $0.3 million, respectively)	$12,380,408	$12,135,237
Accrued expenses (includes related party amounts of $0.1 million and $0.3 million, respectively)	19,352,488	15,499,935
Income taxes payable	1,337,342	1,337,342
Current portion of notes payable	3,119,505	4,667,819
Current portion of loan payable, related party	3,027,000	2,127,000
Current portion of debentures	8,222,240	8,222,240
Current portion of right-of-use operating lease obligations	239,449	247,017
Current portion of finance lease obligation	220,461	220,461
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,447,762	1,449,476
Total current liabilities	49,801,991	46,361,863

Right-of-use operating lease obligations, net of current portion	400,937	574,257
Total liabilities	50,202,928	46,936,120

Commitments and contingencies

Stockholders’ deficit:
Series F preferred stock, $0.01 par value, $1.00 stated value per share, 1,750,000 shares authorized, 0 and 1,750,000 shares issued and outstanding, respectively	-	17,500
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 3,583 and 5,936 shares issued and outstanding, respectively	36	59
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 9,262 and 9,900 shares issued and outstanding, respectively	92	99
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 10,195 and 8,545 shares issued and outstanding, respectively	102	85
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 15,094,322,257 and 4,244,700 shares issued and outstanding, respectively	1,509,432	424
Additional paid-in-capital	1,672,970,822	1,342,085,957
Accumulated deficit	(1,704,397,638)	(1,369,408,356)
Total stockholders’ deficit	(29,914,446)	(27,301,524)
Total liabilities and stockholders’ deficit	$20,288,482	$19,634,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net revenues	$2,825,937	$1,010,245	$7,576,693	$1,288,402

Operating expenses:
Direct costs of revenues	1,823,473	1,207,749	4,769,789	4,074,149
General and administrative expenses	1,809,835	2,019,086	5,262,338	6,915,453
Depreciation and amortization	117,441	135,065	351,481	513,929
Total operating expenses	3,750,749	3,361,900	10,383,608	11,503,531

Loss from continuing operations before other income (expense) and income taxes	(924,812)	(2,351,655)	(2,806,915)	(10,215,129)

Other income (expense):
Other income (expense), net	129,451	(346,197)	87,170	4,140,049
Gain from forgiveness of debt	-	1,027,000	334,819	1,027,000
Gain (loss) from legal settlements, net	60,808	3,157,203	(15,410)	3,179,393
Interest expense	(605,312)	(700,786)	(1,705,502)	(2,503,173)
Total other income (expense), net	(415,053)	3,137,220	(1,298,923)	5,843,269

Net (loss) income from continuing operations before income taxes	(1,339,865)	785,565	(4,105,838)	(4,371,860)

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(1,339,865)	785,565	(4,105,838)	(4,371,860)
Loss from discontinued operations	(1,696)	(31,388)	(7,075)	(423,791)
Gain from sale	-	576,787	-	11,303,939

Net (loss) income from discontinued operations	(1,696)	545,399	(7,075)	10,880,148
Net (loss) income	(1,341,561)	1,330,964	(4,112,913)	6,508,288
Deemed dividends	-	(259,530,999)	(330,876,369)	(409,142,478)
Net loss available to common stockholders	$(1,341,561)	$(258,200,035)	$(334,989,282)	$(402,634,190)

Net loss per share of common stock available to common stockholders - basic and diluted:
Continuing operations	$(0.00)	$(5,893.97)	$(0.08)	$(27,483.34)
Discontinued operations	(0.00)	12.42	(0.00)	723.13
Total basic and diluted	$(0.00)	$(5,881.55)	$(0.08)	$(26,760.21)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	10,569,572,256	43,900	4,130,876,898	15,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended September 30, 2022

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)
Conversion of Series N Preferred Stock into common stock	(593)	(6)	12,932,500	1,293	(1,287)	-	-
Issuance of Series P Preferred Stock	1,100	11	-	-	999,989	-	1,000,000
Deemed dividends from issuance of Series P Preferred Stock	-	-	-	-	222,222	(222,222)	-
Payment of cash in lieu of fractional shares	-	-	(10)	-	(9)	-	(9)
Deemed dividends from triggers of down round provisions	-	-	-	-	135,702,523	(135,702,523)	-
Net loss	-	-	-	-	-	(2,267,566)	(2,267,566)
Balance at March 31, 2022	2,045,708	$20,456	17,177,190	$1,717	$1,479,009,395	$(1,507,600,667)	$(28,569,099)
Conversion of Series N Preferred Stock into common stock	(1,240)	(12)	2,627,145,066	262,715	(262,703)	-	-
Conversion of Series O Preferred Stock into common stock	(179)	(2)	1,581,000,000	158,100	(158,098)	-	-
Issuance of Series P Preferred Stock	550	6	-	-	499,994	-	500,000
Deemed dividends from issuance of Series P Preferred Stock	-	-	-	-	111,111	(111,111)	-
Deemed dividends from triggers of down round provisions	-	-	-	-	194,840,513	(194,840,513)	-
Net loss	-	-	-	-	-	(503,786)	(503,786)
Balance at June 30, 2022	2,044,838	$20,448	4,225,322,256	$422,532	$1,674,040,212	$(1,703,056,077)	$(28,572,885)

Conversion of Series F Preferred Stock into common stock	(1,750,000)	(17,500)	1	-	(17,500)	-	-
Conversion of Series N Preferred Stock into common stock	(519)	(5)	5,769,000,000	576,900	(576,895)	-	-
Conversion of Series O Preferred Stock into common stock	(459)	(5)	5,100,000,000	510,000	(509,995)	-	-
Net loss	-	-	-	-	-	(1,341,561)	(1,341,561)
Balance at September 30, 2022	293,860	$2,938	15,094,322,257	$1,509,432	$1,672,970,822	$(1,704,397,638)	$(29,914,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended September 30, 2021

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	4	$-	$819,498,240	$(868,536,506)	$(49,017,752)
Conversion of Series N Preferred Stock into common stock	(4,177)	(42)	44	-	42	-	-
Deemed dividends from triggers of down round provisions	-	-	-	-	50,358,149	(50,358,149)	-
Net loss	-	-	-	-	-	(3,893,994)	(3,893,994)
Balance at March 31, 2021	2,047,267	$20,472	48	$-	$869,856,431	$(922,788,649)	$(52,911,746)
Conversion of Series M Preferred Stock into common stock	(620)	(6)	45	-	6	-	-
Conversion of Series N Preferred Stock into common stock	(8,888)	(89)	907	-	89	-	-
Issuance of Series O Preferred Stock	2,750	28	-	-	2,499,972	-	2,500,000
Deemed dividends from triggers of down round provisions	-	-	-	-	99,253,330	(99,253,330)	-
Net income	-	-	-	-	-	9,071,318	9,071,318
Balance at June 30, 2021	2,040,509	$20,405	1,000	$-	$971,609,828	$(1,012,970,661)	$(41,340,428)
Exchange of Series M Preferred Stock for common stock	(570)	(6)	9,500	-	6	-	-
Conversion of Series N Preferred Stock into common stock	(5,285)	(53)	467,235	5	48	-	-
Deemed dividends from extensions of warrants	-	-	-	-	291,592	(291,592)	-
Issuance of Series O Preferred Stock	2,750	28	-	-	2,499,972	-	2,500,000
Deemed dividends from issuance of warrants under exchange agreement	-	-	-	-	341,525	(341,525)	-
Payment of cash in lieu of fractional shares	-	-	-	-	(244)	-	(244)
Deemed dividends from triggers of down round provisions	-	-	-	-	258,897,882	(258,897,882)	-
Net income	-	-	-	-	-	1,330,964	1,330,964
Balance at September 30, 2021	2,037,404	$20,374	477,735	$5	$1,233,640,501	$(1,271,170,696)	$(37,509,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss from continuing operations	$(4,105,838)	$(4,371,860)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	351,481	513,929
Non-cash interest (income) expense	(80,156)	113,552
Other income from forgiveness of PPP notes payable	(334,819)	(1,027,000)
Loss (gain) from legal settlements	15,410	(3,179,393)
Loss on disposal of equipment	1,215	274,468
Loss (income) from federal government provider relief funds	267,758	(4,400,000)
Gain on sale of discontinued operations	-	(11,303,939)
(Loss) income from discontinued operations	(7,075)	10,880,148
Changes in operating assets and liabilities:
Accounts receivable	(774,975)	377,088
Inventory	6,869	164,653
Prepaid expenses and other current assets	5,031	(3,416)
Security deposits	(40,000)	42,558
Change in right-of-use assets	180,888	122,860
Accounts payable	808,097	1,918,004
Accrued expenses	2,722,120	4,208,698
Change in right-of-use operating lease obligations	(180,888)	(122,860)
Net cash used in operating activities of continuing operations	(1,164,882)	(5,792,510)
Net cash (used in) provided by operating activities of discontinued operations	(1,714)	102,567
Net cash used in operating activities	(1,166,596)	(5,689,943)

Cash flows from investing activities:
Purchases of equipment	(34,794)	-
Note receivable/receivable from related party	(506,540)	(158,118)
Net cash used in investing activities of continuing operations	(541,334)	(158,118)
Net cash (used in) provided by investing activities of discontinued operations	-	-
Net cash used in investing activities	(541,334)	(158,118)
Cash flows from financing activities:
Proceeds from the issuances of notes payable	-	1,245,000
Proceeds from issuance of related party loan	900,000	890,000
Payments on related party loan	-	(360,000)
Payments on notes payable	(1,213,495)	(350,508)
Receivables paid under accounts receivable sales agreements	(476,471)	(300,927)
Federal government provider relief funds	284,339	-
Proceeds from issuance of Series O Preferred Stock	-	5,000,000
Proceeds from issuances of Series P Preferred Stock	1,500,000	-
Payment on finance lease obligation	-	(29,524)
Cash paid for fractional shares in connection with reverse stock splits	(9)	(244)
Net cash provided by financing activities of continuing operations	994,364	6,093,797
Net cash provided by financing activities of discontinued operations	-	60,402
Net cash provided by financing activities	994,364	6,154,199

Net change in cash	(713,566)	306,138

Cash at beginning of period	724,524	25,353

Cash at end of period	$10,958	$331,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022 and 2021

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

Basis of Presentation

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2022, and the results of its operations and changes in stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of results for the year ending December 31, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive (Loss) Income

During the three and nine months ended September 30, 2022 and 2021, comprehensive (loss) income was equal to the net (loss) income amounts presented in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and bad debt reserves, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of investments, equity and derivative instruments, income from HHS Provider Relief Funds and deemed dividends, litigation and related reserves, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Increases in Authorized Shares of Common Stock

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

Our revenues relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods averaging approximately three days, and revenues are recognized based on charges incurred. Our performance obligations for outpatient services, including emergency room-related services, are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare, because of the Big South Fork Medical Center’s designation as a Critical Access Hospital, generally pays for inpatient and outpatient services at rates related to the hospital’s costs. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our net revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). Subsequent to September 30, 2022, the Company’s Big South Fork Medical Center received a communication from its fiscal intermediary stating that its Medicare cost report for the six months ending December 31, 2021 has been accepted and the fiscal intermediary has computed a tentative retroactive adjustment reflecting an overpayment by the fiscal intermediary in the amount of $1.9 million. The Company is working with the fiscal intermediary to file an amended cost report, which we expect to result in a smaller overpayment and is seeking an extended repayment schedule for any such overpayment. There is no assurance that the Medicare overpayment will be reduced or a repayment schedule agreed upon. Furthermore, the tentative retroactive adjustment is subject to a final cost report settlement. The Company has reserved $1.6 million as a liability and reduced net revenues by the same amount in its financial statements for the three and nine months ended September 30, 2022 as the estimated overpayment.

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

During the three months ended September 30, 2022 and 2021, estimated contractual allowances of $10.2 million and $6.8 million, respectively, and estimated implicit price concessions of $1.6 million and $1.9 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, for the three months ended September 30, 2022 and 2021, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $11.8 million and $8.7 million, respectively, we reported net revenues of $2.8 million (inclusive of the $1.6 million tentative retroactive Medicare cost report adjustment) and $1.0 million, respectively.

During the nine months ended September 30, 2022 and 2021, estimated contractual allowances of $23.4 million and $16.2 million, respectively, and estimated implicit price concessions of $5.7 million and $6.2 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, for the nine months ended September 30, 2022 and 2021, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $29.1 million and $22.4 million, respectively, we reported net revenues of $7.6 million and $1.3 million, respectively.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the three and nine months ended September 30, 2022 and 2021.

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

On September 30, 2022 and December 31, 2021, we applied the Level 3 fair value hierarchy in determining the fair value of the InnovaQor Series B-1 Preferred Stock, which is reflected on our condensed consolidated balance sheets as an investment, as more fully discussed in Notes 9 and 13. Also, on September 30, 2022 and December 31, 2021, we applied the Level 3 fair value hierarchy in determining the fair value of a derivative liability for an embedded conversion option of an outstanding convertible debenture, as more fully discussed in Note 9.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. We adopted this new accounting guidance on January 1, 2022. Under the new guidance, the FASB decided not to include convertible debt instruments in the guidance because ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the three and nine months ended September 30, 2022, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures have floors that were not in-the-money at September 30, 2022. Prior to the adoption of the guidance in ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10), in the three and nine months ended September 30, 2021, we recorded deemed dividends for changes in down round provisions of debentures of $5.4 million in both periods. Debentures are more fully discussed in Note 6. There were no triggers of down round provisions to warrants during the three months ended September 30, 2022. The incremental value of modifications to warrants as a result of the trigger of down round provisions of $253.5 million were recorded as deemed dividends for the three months ended September 30, 2021. The incremental value of modifications to warrants as a result of the trigger of down round provisions of $330.6 million and $403.1 million were recorded as deemed dividends for the nine months ended September 30, 2022 and 2021, respectively.

In addition, we recorded deemed dividends of approximately $0.3 million during the nine months ended September 30, 2022 as a result of the issuances of shares of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”), which is more fully discussed in Note 10. In addition, we recorded deemed dividends of $0.3 million in both the three and nine months ended September 30, 2021 as a result of the extension of certain common stock warrants and $0.3 million and $0.3 million in both the three and nine months ended September 31, 2021 in connection with an exchange agreement. The extension of the warrants and the exchange agreement are more fully discussed in Note 10. See Note 9 for an additional discussion of derivative financial instruments and deemed dividends.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and December 31, 2021.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of loss per share for the three and nine months ended September 30, 2022 and 2021.

Note 2 – Liquidity and Financial Condition

Big South Fork Medical Center

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

HHS Provider Relief Funds

The Company received HHS Provider Relief Funds, which were provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of September 30, 2022, our facilities have received approximately $13.5 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through September 30, 2022, we have recognized a net of $12.1 million of these funds as income of which $4.4 million was recognized as income during the nine months ended September 30, 2021 and $8.0 million was recognized as income in 2020, offset by a reduction of income of $0.3 million during the three and nine months ended September 30, 2022, based on a review and further analysis of the amount of income previously recorded. Accordingly, $1.4 million of relief funds received as of September 30, 2022 are included on our unaudited condensed consolidated balance sheet in accrued expenses as more fully discussed in Note 5.

As of September 30, 2022, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was based on, among other things, the various notices issued by HHS in September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the years ended December 31, 2020 and 2021 and the three and nine months ended September 30, 2022. The Company believes that it was appropriate to recognize a net of $12.1 million of the HHS Provider Relief Funds as income in various periods, as discussed in the paragraph above. Accordingly, the $12.1 million is not recognized as a liability at September 30, 2022. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts of income previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

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

At September 30, 2022, the Company had a working capital deficit and a stockholders’ deficit of $44.0 million and $29.9 million, respectively. In addition, the Company had a loss from continuing operations of approximately $4.1 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively, and cash used in operating activities was $1.2 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

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

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its net revenues, and eventually gain profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes potential dilution of securities or other contracts to issue shares of common stock. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three and nine months ended September 30, 2022 and 2021, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share (unaudited) during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income from continuing operations	$(1,339,865)	$785,565	$(4,105,838)	$(4,371,860)
Deemed dividends	-	(259,530,999)	(330,876,369)	(409,142,478)
Net loss available to common stockholders, continuing operations	(1,339,865)	(258,745,434)	(334,982,207)	(413,514,338)
Net (loss) income from discontinued operations	(1,696)	545,399	(7,075)	10,880,148
Net loss available to common stockholders	$(1,341,561)	$(258,200,035)	$(334,989,282)	$(402,634,190)

Denominator
Weighted average number of shares of common stock outstanding during the period - basic and diluted	10,569,572,256	43,900	4,130,876,898	15,046

Net loss per share of common stock available to common stockholders - basic and diluted:
Continuing operations	$(0.00)	$(5,893.97)	$(0.08)	$(27,483.34)
Discontinued operations	(0.00)	12.42	(0.00)	723.13
Total basic and diluted	$(0.00)	$(5,881.55)	$(0.08)	$(26,760.21)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2022 and 2021, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Nine Months September 30,
	2022	2021
Warrants	511,333,351,092	18,266,394
Convertible preferred stock	466,707,633,333	8,977,081
Convertible debentures	28,777,833,333	966,494
Stock options	26	26
	1,006,818,817,784	28,209,995

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

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 1.0 trillion at November 10, 2022, as more fully discussed in Note 15. See Note 10 regarding a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2022 (unaudited) and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021

Accounts receivable	$13,393,254	$12,961,817
Less:
Allowance for contractual obligations	(8,125,400)	(8,737,502)
Allowance for doubtful accounts	(1,725,356)	(1,456,791)
Accounts receivable owed under settlements/sales agreements	(211,764)	(688,236)
Accounts receivable, net	$3,330,734	$2,079,288

Note 5 – Accrued Expenses

Accrued expenses at September 30, 2022 (unaudited) and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued payroll and related liabilities	$7,833,193	$7,528,464
HHS Provider Relief Funds	1,415,549	863,452
Accrued interest	5,413,828	5,027,459
Accrued legal expenses and settlements	454,486	632,318
Medicare overpayment reserve	1,600,000	-
Other accrued expenses	2,635,432	1,448,242
Accrued expenses	$19,352,488	$15,499,935

Payroll and related liabilities at September 30, 2022 and December 31, 2021 included approximately $2.6 million and $2.3 million, respectively, for penalties associated with approximately $4.1 million and $3.9 million of accrued past due payroll taxes as of September 30, 2022 and December 31, 2021, respectively. This liability account at September 30, 2022 and December 31, 2021 is net of employee retention credits totaling $1.5 million and $1.5 million, respectively. Employee retention credits are also discussed in Note 2.

As of September 30, 2022 and December 31, 2021, the Company has accrued $1.4 million and $0.9 million, respectively, of HHS Provider Relief Funds. These funds are more fully discussed in Note 2.

Accrued interest at September 30, 2022 and December 31, 2021 included accrued interest of $0.1 million and $0.3 million, respectively, on loans made to the Company by Christopher Diamantis, a former member of the Company’s Board of Directors. The loans from Mr. Diamantis are more fully discussed in Note 6.

Subsequent to September 30, 2022, the Company’s Big South Fork Medical Center received a communication from its fiscal intermediary stating that its Medicare cost report for the six months ending December 31, 2021 has been accepted and there was an overpayment by the fiscal intermediary as more fully discussed in Notes 1 and 15. As a result of the communication, during the three and nine months ended September, 30, 2022, the Company recorded a $1.6 million reduction in net revenues and a corresponding Medicare overpayment reserve.

Note 6 – Debt

At September 30, 2022 (unaudited) and December 31, 2021, debt consisted of the following:

	September 30, 2022	December 31, 2021

Notes payable- third parties	$3,119,505	$4,667,819
Loan payable – related party	3,027,000	2,127,000
Debentures	8,222,240	8,222,240
Total debt	14,368,745	15,017,059
Less current portion of debt	(14,368,745)	(15,017,059)
Total debt, net of current portion	$-	$-

At September 30, 2022 (unaudited) and December 31, 2021, notes payable with third parties consisted of the following:

Notes Payable – Third Parties

	September 30, 2022	December 31, 2021

Settlement amount/loan payable to TCA Global Credit Master Fund, L.P. (“TCA”) in the original principal amount of $3 million. Settled on September 30, 2021 for $500,000 pursuant to a payment plan as discussed below.	$-	$250,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000 (the “Tegal Notes”).	291,557	291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,339,495	1,450,000

Notes payable under the PPP loans issued on April 20, 2020 through May 1, 2020.	-	400,800

Notes payable dated January 31, 2021 and February 16, 2021 in the original aggregate amount of $245,000 due six months from the date of issuance. The notes bore interest at 10% for the period outstanding. Under the terms of the notes, the holder received 100 shares of InnovaQor’s Series B-1 Preferred Stock held by the Company (see Note 13).	-	122,500

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,488,453	2,152,962

	3,119,505	4,667,819
Less current portion	(3,119,505)	(4,667,819)
Notes payable - third parties, net of current portion	$-	$-

In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and accrued interest, of which $250,000 was paid during 2021 and $250,000 was paid during the nine months ended September 30, 2022. As a result of the settlement, in the three and nine months ended September 30, 2021 the Company recorded a gain from legal settlement, resulting from the adjustments of principal and accrued interest, of $2.2 million.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 12). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2022, the Company has paid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment, plus interest, as well as any further payments that may be made by him. On May 16, 2022, the Company paid $250,000 to Mr. Diamantis for further payment to Mr. O’Killough and on July 18, 2022, Mr. Diamantis paid a further $150,000 to Mr. O’Killough. As a result of the $750,000 payment to Mr. O’Killough made by Mr. Diamantis on January 18, 2022 and the additional $400,000 in payments made to Mr. O’Killough on May 16, 2022 and July 18, 2022, the past due balance owed to Mr. O’Killough was $1.3 million on September 30, 2022. The promissory note and forbearance agreement are also discussed in Note 12.

The Company, including its subsidiaries, received PPP loan proceeds in the aggregate amount of approximately $2.4 million (the “PPP Notes”). The PPP Notes and accrued interest were forgivable as long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. As of September 30, 2022, $2.3 million of the principal balance of the PPP Notes was forgiven of which $0.3 million was forgiven in the nine months ended September 30, 2022, $1.0 million was forgiven in the three months ended September 30, 2021 and $1.0 million was forgiven in the three months ended December 31, 2021. During the nine months ended September 30, 2022, the remaining principal balance was repaid.

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

Loan Payable – Related Party

At September 30, 2022 (unaudited) and December 31, 2021, loan payable - related party consisted of the following:

	September 30, 2022	December 31, 2021

Loan payable to Christopher Diamantis	$3,027,000	$2,127,000
Less current portion of loan payable, related party	(3,027,000)	(2,127,000)
Total loan payable, related party, net of current portion	$—	$—

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the nine months ended September 30, 2022, Mr. Diamantis loaned the Company $0.9 million, which was used to pay principal and accrued interest due under the note payable to Mr. O’Killough. The note payable to Mr. O’Killough, including payments made in the nine months ended September 30, 2002, is more fully discussed above under the heading Notes Payable –Third Parties. During the nine months ended September 30, 2021, Mr. Diamantis loaned the Company $0.9 million, which was used for working capital purposes and the Company repaid Mr. Diamantis $0.4 million. In November 2021, Mr. Diamantis requested the Company repay the outstanding note payable to him, which was $3.0 million at September 30, 2022, and facilitate repayment of the note payable to Mr. O’Killough for which he is a guarantor.

During the three months ended September 30, 2022 and 2021, the Company incurred interest expense of $15,000 and $0, respectively, on the loans from Mr. Diamantis and during the nine months ended September 30, 2022 and 2021, the Company incurred interest expense of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company paid $0.2 million and $0.3 million, respectively, of accrued interest owed to Mr. Diamantis. As of September 30, 2022 and December 31, 2021, accrued interest on the loans from Mr. Diamantis totaled approximately $0.1 million and $0.3 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

Debentures

The carrying amount of all outstanding debentures with institutional investors as of September 30, 2022 (unaudited) and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021

Debentures	$8,222,240	$8,222,240

Less current portion	(8,222,240)	(8,222,240)
Debentures, net of current portion	$-	$-

Payment of all outstanding debentures with institutional investors totaling $8.2 million at both September 30, 2022 and December 31, 2021 was past due by the debentures’ original terms. A 30% late payment penalty was added to the principal amount of each debenture. Included in the outstanding debentures as of September 30, 2022 and December 31, 2021 were late payment penalties of $1.9 million. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. During the three months ended September 30, 2022 and 2021, the Company incurred default interest expense on debentures of $0.4 million and $0.6 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company incurred default interest expense on debentures of $1.1 million and $1.7 million, respectively. At September 30, 2022 and December 31, 2021, accrued interest on debentures was $4.7 million and $3.6 million, respectively. The debentures include the March 2017 Debenture and the 2018 Debentures, as described below.

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”) with a principal balance of $2.6 million at both September 30, 2022 and December 31, 2021, including a 30% late-payment penalty. The March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March 2017 Debenture to $0.00009 per share on September 30, 2022, or 28.7 billion shares of common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with warrants exercisable into shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 10.

2018 Debentures

During 2018, the Company closed various offerings of the 2018 Debentures with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at September 30, 2022 and is subject to a floor of $0.052 per share. At both September 30, 2022 and December 31, 2021, the outstanding principal balance of the 2018 Debentures, including late-payment penalties, was $5.6 million and the debentures were convertible into 108.5 million shares of the Company’s common stock on September 30, 2022.

Note 7 – Related Party Transactions

In addition to the transactions discussed in Notes 6 and 10, the Company had the following related party activity during the three and nine months ended September 30, 2022 and 2021:

Alcimede LLC and Alcimede Limited

On November 1, 2021, the Company and Alcimede Limited entered into a new Consulting Agreement that replaced the agreement between the Company and Alcimede LLC. Pursuant to the respective consulting agreements, Alcimede Limited billed $0.1 million and $0.3 million for services for the three and nine months ended September 30, 2022, respectively, and Alcimede LLC billed $0.1 million and $0.3 million for services for the three and nine months ended September 30, 2021, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede LLC and the Managing Director of Alcimede Limited (also see Note 10).

InnovaQor

In addition to the investment in InnovaQor’s Series B-1 Preferred Stock resulting from the sale of HTS and AMSG to InnovaQor in June 2021 (see Notes 1 and 13), at September 30, 2022 and December 31, 2021, the Company had a note receivable/related party receivable resulting from working capital advances to InnovaQor of approximately $1.0 million and $0.4 million, respectively. The balance at September 30, 2022 of $1.0 million includes amounts due under a note receivable as discussed below.

As of July 1, 2022, the Company had an outstanding receivable from InnovaQor of $803,416. InnovaQor signed a promissory note, dated July 1, 2022, in favor of the Company that provides that InnovaQor will repay the Company $883,757 on December 31, 2022. That amount represents a 10% original issue discount above the loan amount outstanding on July 1, 2022. The Note, in the event of default, bears interest at 18% per annum. During the three and nine months ended September 30, 2022, the Company recognized $80,156 of the original issue discount as interest income.

During the three and nine months ended September 30, 2022, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling approximately $53,555 and $133,841, respectively. During the three and nine months ended September 30, 2021, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling $51,229. In addition, InnovaQor currently subleases office space from the Company on a month to month term at a cost of approximately $9,700 per month for rent and utilities.

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

The following table presents our lease-related assets and liabilities at September 30, 2022 (unaudited) and December 31, 2021:

	Balance Sheet Classification	September 30, 2022	December 31, 2021

Assets:
Operating leases	Right-of-use operating lease assets	$640,386	$821,274
Finance lease	Property and equipment, net	220,461	220,461

Total lease assets		$860,847	$1,041,735

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$239,449	$247,017
Finance lease	Current liabilities	220,461	220,461
Noncurrent:
Operating leases	Right-of-use operating lease obligations	400,937	574,257

Total lease liabilities		$860,847	$1,041,735

Weighted-average remaining term:
Operating leases		2.68 years	3.57 years
Finance lease (1)		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance leases		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three and nine months ended September 30, 2022 and 2021 (unaudited):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Finance lease expense:
Depreciation/amortization of lease assets	$-	$-	$-	$-
Interest on lease liabilities	-	-	-	-
Operating leases:
Short-term lease expense (2)	83,211	44,342	248,250	151,025
Total lease expense	$83,211	$44,342	$248,250	$151,025

(1)	As of September 30, 2022 and December 31, 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the nine months ended September 30, 2022 and 2021 (unaudited):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases obligations	$218,846	$168,923
Operating cash flows for finance lease	$-	$-
Financing cash flows for finance lease payments	$-	$29,524

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows (unaudited):

	Right-of-Use Operating Leases	Finance Lease
Twelve months ending September 30:
2023	$307,082	$224,252
2024	217,839	-
2025	223,795	-
2026	18,650	-
2027	-	-
Thereafter	-	-
Total	767,366	224,252

Less interest	(126,980)	(3,791)
Present value of minimum lease payments	640,386	220,461

Less current portion of lease obligations	(239,449)	(220,461)
Lease obligations, net of current portion	$400,937	$-

Note 9 – Derivative Financial Instruments, Fair Value and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 1. At September 30, 2022 and December 31, 2021, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 (unaudited) and December 31, 2021:

	Level 1	Level 2	Level 3	Total

As of September 30, 2022:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

As of December 31, 2021:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

The fair value of the InnovaQor Series B-1 Preferred Stock of $9.0 million as of September 30, 2022 and December 31, 2021 is more fully discussed in Note 13.

The Company utilized the following method to value its derivative liability as of September 30, 2022 and December 31, 2021 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the nine months ended September 30, 2022 and during the three and nine months ended September 30, 2021, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants (and conversion prices of debentures in the 2021 periods) containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants, as a result of the decreases in the exercise/conversion prices, was measured using Black Scholes valuation models. The following assumptions were utilized in the Black Scholes valuation models for the three and nine months ended September 30, 2021: risk free rates ranging from 0.04% to 0.55%, volatility ranging from 25.0% to 574.0% and terms ranging from one day to three years. The following assumptions were utilized in the Black Scholes valuation models for the nine months ended September 30, 2022: risk free rates ranging from 0.0% to 2.73%, volatility ranging from 1.94% to 1,564% and terms ranging from 0.01 to 2.45 years. Based on the Black Scholes valuations, the incremental value of modifications to warrants (and debentures in the 2021 periods) as a result of the down round provisions of $258.9 million were recorded as deemed dividends during the three months ended September 30, 2021 and $330.5 million and $408.5 million were recorded during the nine months ended September 30, 2022 and 2021, respectively.

In addition, deemed dividends of $0.1 million and $0.3 million were recorded in the three and nine months ended September 30, 2022, respectively, as a result of the issuances of shares of our Series P Preferred Stock, as more fully discussed in Note 10. Deemed dividends of $0.3 million were recorded in both the three and nine months ended September 30, 2021 as a result of the issuance of warrants to acquire 4,750 shares of the Company’s common stock and deemed dividends of $0.3 million were recorded in both the three and nine months ended September 2021 as a result of the extension of warrants. These deemed dividends are more fully discussed in Note 10. Deemed dividends are also discussed in Notes 1 and 3.

Note 10 – Stockholders’ Deficit

Authorized Capital

The Company has 250,000,000,000 authorized shares of Common Stock at a par value of $0.0001 per share and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01 per share.

Preferred Stock

As of September 30, 2022, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”), 3,582.96 shares of its Series N Preferred Stock, 9,261.54 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 10,194.87 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

Series F Preferred Stock

On September 27, 2022, the Company’s then outstanding 17,500 shares of Series F Convertible Preferred Stock that were issued on September 27, 2017 in connection with the acquisition of Genomas, Inc. and valued at $174,097 were mandatorily converted into one share of the Company’s common stock in accordance with their terms.

Series H Preferred Stock

Each of the 10 shares of the Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On September 30, 2022, the Series L Preferred Stock was convertible into 2.5 billion shares of the Company’s common stock.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 6 for a discussion of the Company’s indebtedness to Mr. Diamantis as of September 30, 2022 and December 31, 2021.

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

During the nine months ended September 30, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock. On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock with a stated value of approximately $0.6 million for 9,500 shares of the Company’s common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The Company recorded $0.3 million of deemed dividends in both the three and nine months ended September 30, 2021 as a result of the issuance of the warrants. The warrants have a three-year term and, as of September 30, 2022, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. On September 30, 2022, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 208.1 billion shares of the Company’s common stock.

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

During the nine months ended September 30, 2022 and 2021, the holders converted 2,352 shares and 18,350.1 shares, respectively, of their Series N Preferred Stock with a stated value of $2.4 million and $18.4 million, respectively, into 8.4 billion and 486,186 shares of the Company’s common stock. As of December 31, 2021, the holders had converted a total of 24,499.64 shares of their Series N Preferred Stock, with a stated value of $24.5 million, into 4.2 million shares of the Company’s common stock. On September 30, 2022, 3,582.96 shares of Series N Preferred Stock remained outstanding and were convertible into 39.8 billion shares of the Company’s common stock.

Series O Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its newly-authorized Series O Preferred Stock. The offering was pursuant to the terms of the securities purchase agreement dated as of May 10, 2021. On September 7, 2021, the Company entered into a second securities purchase agreement and on October 28, 2021, the Company entered into a third securities purchase agreement. These agreements were between the Company and certain existing institutional investors of the Company. Under these agreements, the Company issued 9,900 shares of its Series O Preferred Stock and it received $9.0 million in aggregate proceeds of which $5.0 million was received in the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2022, the holders converted 638 shares of their Series O Preferred Stock with a stated value of $0.6 million into 6.7 billion shares of the Company’s common stock. On September 30, 2022, 9,261.54 shares of Series O Preferred Stock remained outstanding and were convertible into 102.9 billion shares of the Company’s common stock.

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

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company recorded $0.3 million of deemed dividends as a result of the issuances of shares of its Series P Preferred Stock. The deemed dividends resulted from the difference between the stated value of the shares issued and the proceeds received, as well as the 10% conversion price discount.

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

On September 30, 2022, 10,194.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible into 113.3 billion shares of the Company’s common stock.

Common Stock

The Company had 15.1 billion and 4.2 million shares of its common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the outstanding options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Splits, which are more fully discussed in Note 1. See Note 15 for a discussion of the number of shares of the Company’s common stock and common stock equivalents outstanding as of November 10, 2022.

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

As a result of the Voting Agreement discussed above and the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of September 30, 2022 and December 31, 2021, the Company had 26 stock options outstanding with a weighted average exercise price of $2.9 million per share and a weighted average remaining contractual life of 3.62 years for options outstanding and exercisable. The intrinsic value of options exercisable at September 30, 2022 and December 31, 2021 was $0. As of September 30, 2022, there was no remaining compensation expense associated with stock options as all of the outstanding options had fully vested as of December 31, 2019.

Warrants

The following summarizes the information related to warrant activity during the nine months ended September 30, 2022:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2021	54,280,658	$1.43
Expiration of warrants	(33,601,209)	(0.8970)
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	511,312,671,644	-
Balance at September 30, 2022	511,333,351,093	$0.00009

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 511.3 billion shares at September 30, 2022. During the nine months ended September 30, 2022, 33.6 million warrants expired and, as a result of the down round provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 511.3 billion shares of the Company’s common stock.

Included in the warrants outstanding at September 30, 2022 were warrants issued in March 2017 in connection with the March 2017 Debenture. (The March 2017 Debenture is more fully discussed in Note 6.) The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors (the “March Warrants”). On September 30, 2022, these warrants were exercisable into an aggregate of approximately 507.6 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At September 30, 2022, the Series A Warrants were exercisable for 190.0 billion shares of the Company’s common stock. They were exercisable upon issuance in March 2017 and had an initial term of exercise equal to five years. On September 30, 2022, the Series B Warrants were exercisable for 127.6 billion shares of the Company’s common stock and were exercisable, prior to the extension discussed below, until March 21, 2022. On September 30, 2022, the Series C Warrants were exercisable for 190.0 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with the November 2021 Exchange Agreements. On September 30, 2022, the Series A, Series B and Series C Warrants each have an exercise price of $0.00009 per share, which reflects down round provision adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

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

Deemed Dividends

During the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, reductions in the exercise prices of the March Warrants have given rise to deemed dividends. See Note 9 for the assumptions used in the calculations of deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 1 and 3.

Note 11 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$1,369,955	$-
Cash paid for income taxes	$-	$281,025

Non-cash investing and financing activities:
Preferred stock of InnovaQor received from the sale of HTS and AMSG	$-	$9,117,500
Net liabilities of HTS and AMSG transferred to InnovaQor	-	2,227,152
Settlement of liability with InnovaQor preferred stock	-	60,714
Issuance of notes payable in settlement of accounts payable and accrued expenses	-	2,352,961
Series F Preferred Stock converted into common stock	17,500	-
Series M Preferred Stock converted/exchanged into common stock	-	1,189,650
Deemed dividends from issuance of common stock warrants under exchange agreement	-	341,525
Series N Preferred Stock converted into common stock	2,352,000	18,355,507
Series O Preferred Stock converted into common stock	638,000	-
Deemed dividends from issuances of Series P Preferred Stock	333,333	-
Deemed dividends for trigger of down round provisions	330,543,036	408,509,361
Deemed dividends from extension of common stock warrants	-	291,292
Non-cash interest income	80,056	-
Original issue discounts on debt	-	52,836

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

In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company made provisions of approximately $1.0 million as a liability and approximately $0.9 million as a receivable in its financial statements for the year ended December 31, 2018. During the first quarter of 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. In addition, during the year ended December 31, 2020, the Company recorded $0.3 million in refunds related to other net operating loss carryback adjustments and it received income tax refunds of $0.6 million related to the audit of the Company’s 2015 Federal tax return. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal income tax liabilities that arose from the 2015 federal income tax audit. As of September 30, 2022 and December 31, 2021, the Company had federal income tax receivables of $1.1 million and $1.1 million, respectively, and federal income tax liabilities of $0.7 million and $0.7 million, respectively.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at September 30, 2022.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage disposed of certain equipment and reduced the balance owed to DeLage to $0.2 million, which remained outstanding at September 30, 2022.

On December 7, 2016, the holders of the Tegal Notes (see Note 6) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of September 30, 2022, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 was due in six consecutive monthly installments of $50,000. Accordingly, the settlement amount was fully paid as of September 30, 2022 (see Note 6). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the three and nine months ended September 30, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of September 30, 2022.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. The Company is obligated to repay Mr. Diamantis the $750,000 payment as well as any further payments that may be made by him. On May 16, 2022, the Company paid $250,000 to Mr. Diamantis for further payment to Mr. O’Killough and on July 18, 2022, Mr. Diamantis paid a further $150,000 to Mr. O’Killough. As a result of the $750,000 payment to Mr. O’Killough made by Mr. Diamantis on January 18, 2022 and the additional $400,000 in payments made to Mr. O’Killough on May 16, 2022 and July 18, 2022, the past due balance owed to Mr. O’Killough was $1.3 million on September 30, 2022. The promissory note and forbearance agreement are also discussed in Note 6.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded this judgment as a liability as of September 30, 2022. However, management believes that a number of insurance payments were made to CHSPSC after the change of ownership that will likely offset portions of the judgment.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of September 30, 2022.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. The Company has recorded this liability as of September 30, 2022.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company has made the required payments due as of September 30, 2022 and has recorded the remaining amounts owed as a liability as of September 30, 2022.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. The Company has made the required payments through September 30, 2022 and has reflected the remaining obligations owed as of September 30, 2022 as a reduction of its accounts receivable (see Note 4).

An employee of the Big South Fork Medical Center has filed a workers’ compensation claim in the Tennessee Court of Workers’ Compensation for an alleged workplace injury from July 2019. The case is in its early stages. Big South Fork Medical Center intends to contest the claimed benefits, although there can be no assurance that there will not be some liability.

The Company has received questions in the form of a civil investigation inquiry from the Department of Justice with regards to the use of monies received from PPP Notes and HHS Provider Relief Funds. There is no allegation of wrongdoing and no indication that any additional liability will materialize. HHS Provider Relief Funds are more fully discussed in Notes 2 and 5. The Company is confident that all PPP Notes and HHS Provider Relief Funds monies were appropriately utilized and accounted for and believes that provision of the details and records will provide satisfactory answers to the inquiry.

Note 13 – Discontinued Operations

Sale of HTS and AMSG

On June 25, 2021, the Company sold the shares of stock of HTS and AMSG to InnovaQor. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. Each share of InnovaQor Series B-1 Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor common stock equal to the stated value divided by 90% of the average closing price of the InnovaQor common stock during the 10 trading days immediately prior to the conversion date. Conversion of the InnovaQor Series B-1 Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the InnovaQor Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The shares of the InnovaQor Series B-1 Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any accrued declared and unpaid dividends.

As a result of the sale, the Company recorded the InnovaQor Series B-1 Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million of which $0.6 million and $11.3 million was recorded in the three and nine months ended September 30, 2021, respectively. The $0.6 million recorded in the three months ended September 30, 2021 resulted from a post-closing adjustment. Approximately $9.1 million of the gain resulted from the value of the 14,950 shares of InnovaQor Series B-1 Preferred Stock received and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. The fair value of the InnovaQor Series B-1 Preferred Stock that the Company received as consideration for the sale of $9.1 million was based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

During the three months ended September 30, 2021, 100 shares of InnovaQor Series B-1 Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable dated January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B-1 Preferred Stock held by the Company of $9.0 million at September 30, 2022 and December 31, 2021. The notes payable are more fully discussed in Note 6.

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

Carrying amounts of major classes of liabilities included as part of discontinued operations in the condensed consolidated balance sheets as of September 30, 2022 (unaudited) and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$1,108,066	$1,108,066
Accrued expenses	339,696	341,410
Current liabilities of discontinued operations	$1,447,762	$1,449,476

Major line items constituting (loss) income from discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

Consolidated (Loss) Income from Discontinued Operations:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$-	$-	$-	$216,941
Cost of revenues	-	-	-	2,386
Operating expenses	(1,696)	(31,388)	(5,941)	(677,539)
Other (expense) income	-	-	(1,134)	39,193
Gain on sale	-	576,787	-	11,303,939
Provision for income taxes	-	-	-	-
(Loss) income from discontinued operations	$(1,696)	$545,399	$(7,075)	$10,880,148

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

Note 15 – Subsequent Events

Conversions of Series N and Series O Preferred Stock

Subsequent to September 30, 2022 and through November 10, 2022, the Company issued an aggregate of 14.0 billion shares of its common stock upon conversions of 682.65 shares of its Series N Preferred Stock with a stated value of $682,650 and 576.45 shares of its Series O Preferred Stock with a stated value of $576,450.

Potential Common Stock as of November 10, 2022

The following table presents the dilutive effect of our various potential shares of common stock as of November 10, 2022:

November 10, 2022
Shares of common stock outstanding	29,084,322,257
Dilutive potential shares:
Stock options	26
Warrants	511,333,351,092
Convertible debt	28,777,833,333
Convertible preferred stock	452,717,633,333
Total dilutive potential shares of common stock, including outstanding common stock	1,021,913,140,041

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

Issuance of Debentures

On October 12, 2022, the Company issued debentures to institutional investors in the amount of $550,000 for net proceeds of $500,000. The Debentures are due on February 12, 2023 and are secured by a portion of the Company’s investment in InnovaQor Series B-1 Preferred Stock.

Big South Fork Medical Center Cost Report

Subsequent to September 30, 2022, the Company’s Big South Medical Center Hospital received a communication from its fiscal intermediary stating that its Medicare cost report for the six months ending December 31, 2021 has been accepted and the fiscal intermediary has computed a tentative retroactive adjustment reflecting an overpayment by the fiscal intermediary in the amount of $1.9 million. The Company is working with the fiscal intermediary to file an amended cost report which we expect will result in a smaller overpayment and is seeking an extended repayment schedule for any overpayment. There is no assurance that the overpayment will be reduced. Furthermore, the tentative retroactive adjustment is subject to a final Medicare cost report settlement. The Company recognized $1.6 million as a liability and reduced net revenues by a similar amount in its financial statements for the three and nine months ending September 30, 2022.

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

Discontinued Operations

Sale of Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

On June 25, 2021, the Company sold the shares of stock of Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”) to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), 14,000 of the shares were issued on June 25, 2021 and 950 of the shares were issued in the third quarter of 2021 as a result of a post-closing adjustment. The terms of the InnovaQor Series B-1Preferred Stock are more fully described in Note 13 to the accompanying unaudited condensed consolidated financial statements. As a result of the sale, the Company recorded the InnovaQor Series B-1 Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million of which $0.6 million and $11.3 million was recorded in the three and nine months ended September 30, 2021, respectively. The $0.6 million recorded in the three months ended September 30, 2021 resulted from a post-closing adjustment. Approximately $9.1 million of the gain resulted from the value of the 14,950 shares of the InnovaQor Series B-1 Preferred Stock received and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG.

During the year ended December 31, 2021, 100 shares of InnovaQor Series B-1 Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B-1 Preferred Stock of $9.0 million at September 30, 2022 and December 31, 2021.

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

It is hoped that the current roll out of vaccinations and boosters will continue to significantly reduce the risk of death and the transmission of the virus so that we can continue the return to more normal expectations. Our plans to reopen our Jamestown Regional Medical Center, whose operations were suspended in June 2019, have been disrupted by the pandemic and the timing of the reopening has been delayed. These developments have had, and may continue to have, a material adverse effect on us and the operations of our hospitals.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
		%		%
Net revenues(1)	$2,825,937	100.0%	$1,010,245	100.0%
Operating expenses:
Direct costs of revenues	1,823,473	64.5%	1,207,749	119.6%
General and administrative expenses	1,809,835	64.0%	2,019,086	199.9%
Depreciation and amortization	117,441	4.2%	135,065	13.4%
Loss from continuing operations before other income (expense) and income taxes	(924,812)	-32.7%	(2,351,655)	-232.8%
Other income (expense), net	129,451	4.6%	(346,197)	-34.3%
Gain from extinguishment of debt	-	0.0%	1,027,000	101.7%
Gain from legal settlements, net	60,808	2.2%	3,157,203	312.5%
Interest expense	(605,312)	-21.4%	(700,786)	-69.4%
Provision for income taxes	-	0.0%	-	0.0%
Net (loss) income from continuing operations	$(1,339,865)	-47.4%	$785,565	77.8%

(1)	Net revenues for the three months ended September 30, 2022 include $1.6 million in reserves related to a tentative retroactive adjustment calculation of the Medicare cost report for the six months ended December 31, 2021.

Net Revenues

Net revenues were $2.8 million for the three months ended September 30, 2022, as compared to net revenues of $1.0 million for the three months ended September 30, 2021, an increase of $1.8 million. We attribute the increase in net revenues primarily due to increased billings and collections and increased inpatient admissions both at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to July 1, 2021. Partially offsetting Big South Fork Medical Center’s net revenues for the three months ended September 30, 2022 were $1.6 million of reserves related to a tentative retroactive adjustment calculation of the Medicare cost report for the six months ended December 31, 2021.

Direct Cost of Revenues

Direct costs of revenues increased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. We attribute the increase primarily to increased professional fees related to greater inpatient admissions and a restructuring of our relationships with certain professional services firms.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our hospitals’ general and administrative expenses contributed approximately $0.3 million of the decrease due primarily to reductions of general and administrative expenses at Jellico Community Hospital and Jamestown Regional Medical Center. While these hospitals were closed, certain fixed expenses remained in the 2021 period. Partially offsetting the decrease were approximately $0.1 million of additional corporate related expenses.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant at $0.1 million for both the three months ended September 30, 2022 and 2021.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the three months ended September 30, 2022 was $0.9 million compared to a loss of $2.4 million for the three months ended September 30, 2021. We attribute the reduction in the loss in the three months ended September 30, 2022 compared to the loss in the three months ended September 30, 2021 to the increase in net revenues in the three months ended September 30, 2022 compared to the comparable 2021 period, partially offset by higher direct costs of revenues in the three months ended September 30, 2022 versus the 2021 period.

Other Income (Expense), Net

Other income (expense), net of $0.1 million for the three months ended September 30, 2022 consisted primarily of adjustments totaling approximately $0.2 million for certain previously accrued payroll related expenses, $0.1 million of non-cash interest income and $0.1 million of other income, net from various items, partially offset by $0.3 million of adjustments to HHS Provider Relief Funds liabilities. Other income (expense), net of ($0.3) million for the three months ended September 30, 2021 consisted primarily of the write off of equipment and inventory associated with Jellico Community Hospital, which we closed in March 2021. We had previously expected to be able to use the equipment and inventory at our other facilities but we determined during the period that the equipment and inventory could not be used.

Gain from Extinguishment of Debt

We did not incur a gain from extinguishment of debt for the three months ended September 30, 2022. We recorded gain from extinguishment of debt of $1.0 million during the three months ended September 30, 2021, which resulted from the forgiveness of PPP Notes during the period.

Gain from Legal Settlements, Net

We recorded a gain from legal settlements, net of $0.1 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively. The gain from legal settlements, net of $0.1 million for the three months ended September 30, 2022 resulted from the settlement of a service agreement. The gain from legal settlements, net of $3.2 million for the three months ended September 30, 2021 consisted of: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements; (ii) a gain of $2.2 million from the settlement of obligations under the TCA Debenture; and (iii) $0.3 million pursuant to the settlement of obligations owed under professional services agreements.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $0.6 million, as compared to $0.7 million for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2022 and 2021 consisted primarily of interest on debentures and notes payable. In addition, we incurred interest expense of $15,000 on loans from Christopher Diamantis, a former member of our Board of Directors during the three months ended September 30, 2022. The decrease in interest expense in the three months ended September 30, 2022 as compared to the 2021 period was due primarily to the exchange of debentures and notes payable in November 2021 for preferred stock.

Net (Loss) Income from Continuing Operations

Our loss from continuing operations for the three months ended September 30, 2022 was $1.3 million, as compared to a net income of $0.8 million for the three months ended September 30, 2021. The net loss in the 2022 period as compared to the net income in the 2021 period was primarily due to a gain of $1.0 million from the forgiveness of PPP Notes in the 2021 period compared to a gain of $0.3 million in the 2022 period and a gain from legal settlements, net of $0.1 million in the three months ended September 30, 2022 compared to a gain of $3.2 million in the 2021 period. Partially offsetting these factors was a reduction in the loss from continuing operations before other income (expense) and income taxes of $1.4 million in the three months ended September 30, 2022 compared to the 2021 period, other income, net of $0.1 million in the 2022 period compared to other expense, net of $0.3 million in the 2021 period, and a reduction in interest expense of $0.1 million in three months ended September 30, 2022 compared to the 2021 period.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
		%		%
Net revenues	$7,576,693	100.0%	$1,288,402	100.0%
Operating expenses:
Direct costs of revenues	4,769,789	63.0%	4,074,149	316.2%
General and administrative expenses	5,262,338	69.5%	6,915,453	536.7%
Depreciation and amortization	351,481	4.6%	513,929	39.9%
Loss from continuing operations before other income (expense) and income taxes	(2,806,915)	-37.0%	(10,215,129)	-792.9%
Other income, net	87,170	1.2%	4,140,049	321.3%
Gain from extinguishment of debt	334,819	4.4%	1,027,000	79.7%
(Loss) gain from legal settlements, net	(15,410)	-0.2%	3,179,393	246.8%
Interest expense	(1,705,502)	-22.5%	(2,503,173)	-194.3%
Provision for income taxes	-	0.0%	-	0.0%
Net loss from continuing operations	$(4,105,838)	-54.2%	$(4,371,860)	-339.3%

Net Revenues

Net revenues were $7.6 million for the nine months ended September 30, 2022, as compared to $1.3 million for the nine months ended September 30, 2021, an increase of $6.3 million. We attribute the increase in net revenues primarily due to retroactive and current billings and collections and increased inpatient admissions both at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to July 1, 2021.

Direct Costs of Revenues

Direct costs of revenue increased by $0.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We attribute the increase primarily to professional fees related to greater inpatient admissions and a restructuring of our relationships with certain professional service firms, partially offset by lower costs at Jellico due to the lease termination in March 2021.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million in the nine months ended September 30, 2022 compared to the same period a year ago. We attribute the decrease primarily to reductions of general and administrative expenses at Jellico Community Hospital and Jamestown Regional Medical Center. Both of these hospitals were closed during some or all of the nine month period ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. We attribute the decrease to fully depreciating certain assets in 2021. In addition, we recorded a $2.3 million impairment of Jamestown Regional Medical Center’s building in the fourth quarter of 2021, which resulted in a reduction of depreciation and amortization for the building for the nine months ended September 30, 2022.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the nine months ended September 30, 2022 was $2.8 million compared to a loss of $10.2 million for the nine months ended September 30, 2021. We attribute the decrease in the operating loss primarily to the increase in net revenues and the reduction in general and administrative expenses.

Other Income, net

Other income, net of $0.1 million for the nine months ended September 30, 2022 consisted primarily of adjustments totaling approximately $0.3 million for certain previously accrued payroll related expenses and $0.1 million of non-cash interest income, as well as approximately $0.3 million of other income, net from various other items, partially offset by $0.3 million of adjustments to HHS Provider Relief Funds liabilities and $0.3 million of penalties and interest associated with past due payroll taxes. Other income (expense), net of $4.1 million for the nine months ended September 30, 2021 included primarily $4.4 million of income from HHS Provider Relief Funds, partially offset by $0.3 million of loss on disposal of equipment.

Gain from Extinguishment of Debt

Gain from extinguishment of debt consisted of $0.3 million and $1.0 million of gain from the forgiveness of PPP Notes in the nine months ended September 30, 2022 and 2021, respectively.

(Loss) Gain from Legal Settlements, net

(Loss) gain from legal settlements, net was ($15,410) and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2021 the gain consisted of: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements, (ii) a gain of $2.2 million from the settlement of obligations under the TCA Debenture, and (iii) a gain of $0.3 million pursuant to the settlement of obligations owed under professional services agreements.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $1.7 million, as compared to $2.5 million for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 included $1.6 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the nine months ended September 30, 2021 included $2.4 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis. The decrease in interest expense in the nine months ended September 30, 2022 compared to the 2021 period was due to the exchange of debentures and notes payable in November 2021 for preferred stock.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended September 30, 2022 was $4.1 million compared to a net loss from continuing operations of $4.4 million for the nine months ended September 30, 2021. The decrease in the net loss in the 2022 period as compared to the 2021 period of approximately $0.3 million was primarily due to the decrease in the loss from continuing operations before other income (expense) and income taxes of $7.4 million and a reduction in interest expense of $0.8 million, partially offset by the income from HHS Provider Relief Funds of $4.4 million in the 2021 period versus a loss from HHS Provider Relief Funds of $0.3 million in the 2022 period, a loss from legal settlements, net of $15,410 in the 2022 period compared to a gain of $3.2 million in the 2021 period and a gain on forgiveness of PPP Notes of $0.3 million in the nine months ended September 30, 2022 compared to a $1.0 million gain in the 2021 period.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2022 and the year ended December 31, 2021, we financed our operations from issuances of preferred stock, notes payable and loans from Mr. Diamantis, a former member of our Board of Directors. Also, during the nine months ended September 30, 2022 and the year ended December 31, 2021, we received $0.3 million and $0.9 million, respectively, from HHS Provider Relief Funds. During the nine months ended September 30, 2022, we received $1.5 million from the issuance of our Series P Convertible Redeemable Preferred Stock (“Series P Preferred Stock”). During the year ended December 31, 2021, we received approximately $1.2 million in cash from the issuances of promissory notes and $9.0 million from the issuances of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”). During the nine months ended September 30, 2022 and the year ended December 31, 2021, Mr. Diamantis’ loans to the Company increased by a net of $0.9 million and $0.9 million, respectively. The loans from Mr. Diamantis in the nine months ended September 30, 2022 were used to repay a portion of the amounts due under a third-party promissory note, pursuant to a personal guaranty of the promissory note by Mr. Diamantis. The majority of the loans from Mr. Diamantis in 2021 were used for working capital purposes.

On November 7, 2021, we entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million principal value of then outstanding warrant promissory notes payable and $4.5 million of then outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.870 shares of the Company’s Series P Preferred Stock with a stated value of $8,544,870. After the November 2021 Exchange Agreements, the investors continued to own approximately $8.2 million of the outstanding debentures, plus the associated accrued interest of approximately $4.7 million at September 30, 2022. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the certain warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 10 to the accompanying unaudited condensed consolidated financial statements, were extended from March 21, 2022 to March 21, 2024.

Each of these financing transactions is more fully discussed in Notes 2, 6, 10, and 15 to our accompanying unaudited condensed consolidated financial statements.

On June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B-1 Preferred Stock with a stated value of $1,000 per share and valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The sale is more fully discussed above under the heading, “Discontinued Operations,” and in Note 13 to our accompanying unaudited condensed consolidated financial statements.

Future cash needs for working capital, capital expenditures, pursuit of opportunities in the behavioral sector, debt service obligations and potential acquisitions will require management to seek additional capital. The Company and our facilities may also receive additional government assistance. The sale/issuances of additional equity will result in additional dilution to our stockholders.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $44.0 million and $29.9 million, respectively, at September 30, 2022.

The Company had a loss from continuing operations of approximately $4.1 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively, and cash used in its operating activities was $1.2 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed in Note 13 to the accompanying consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B-1 Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the financial results relating to HTS and AMSG prior to the sale as part of discontinued operations.

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

As of September 30, 2022, we were party to legal proceedings, which are presented in Note 12 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021	Change

Cash	$10,958	$724,524	$(713,566)
Working capital deficit	(43,969,412)	(41,641,960)	(2,327,452)
Total debt	14,368,745	15,017,059	(648,314)
Finance lease obligations	220,461	220,461	-
Stockholders’ deficit	(29,914,446)	(27,301,524)	(2,612,922)

The following table presents the major sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change

Cash used in operations	$(1,166,596)	$(5,689,943)	$4,523,347
Cash used in investing activities	(541,334)	(158,118)	(383,216)
Cash provided by financing activities	994,364	6,154,199	(5,159,835)

Net change in cash	(713,566)	306,138	(1,019,704)
Cash and cash equivalents, beginning of the year	724,524	25,353	699,171
Cash and cash equivalents, end of the period	$10,958	$331,491	$(320,533)

The components of cash used in operations for the nine months ended September 30, 2022 and 2021 are presented in the following table:

	Nine Months Ended September 30,
	2022	2021	Change

Net loss from continuing operations	$(4,105,838)	$(4,371,860)	$266,022
Non-cash adjustments to net loss: (1)	220,889	(7,704,444)	7,925,333
Non-cash gain on sale of discontinued operations	-	(11,303,939)	11,303,939
Changes in operating assets and liabilities:
Accounts receivable	(774,975)	377,088	(1,152,063)
Inventory	6,869	164,653	(157,784)
Accounts payable and accrued expenses	3,530,217	6,126,702	(2,596,485)
(Loss) income from discontinued operations	(7,075)	10,880,148	(10,887,223)
Other	(34,969)	39,142	(74,111)
Net cash used in operating activities of continuing operations	(1,164,882)	(5,792,510)	4,627,628
Cash (used in) provided by discontinued operations	(1,714)	102,567	(104,281)
Cash used in operations	$(1,166,596)	$(5,689,943)	$4,523,347

(1)	Non-cash adjustments to net loss for the nine months ended September 30, 2022 of $0.2 million include primarily $0.3 million of other income from forgiveness of PPP Notes and $0.1 million of non-cash interest income, offset by $0.4 million of depreciation and amortization and $0.3 million of loss from HHS Provider Relief Funds. Non-cash adjustments to net loss for the nine months ended September 30, 2021 include primarily $3.2 million gain from legal settlements, $1.0 million gain from extinguishment of debt and $4.4 million gain from HHS Provider Relief Funds, partially offset by $0.5 million of depreciation and amortization, $0.3 million of loss on disposal of equipment and $0.1 million of amortization of debt discount.

Cash of $0.5 million was used by investing activities during the nine months ended September 30, 2022 for the purchase of $34,794 of equipment and cash of $0.5 million was used to fund working capital needs at InnovaQor (classified as a note receivable / receivable from related party). Cash of $0.2 million was used by investing activities during the nine months ended September 30, 2021 to fund working capital needs of InnovaQor (classified as a receivable from related party).

Cash provided by financing activities for the nine months ended September 30, 2022 of $1.0 million included $0.9 million in loans from a former member of our Board of Directors, $1.5 million from the issuance of shares of our Series P Preferred Stock and $0.3 million in HHS Provider Relief funds, partially offset by $1.2 million in payments of notes payable and $0.5 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the nine months ended September 30, 2021 of $6.0 million included primarily $5.0 million in proceeds from the issuance of our Series O Preferred Stock, $0.9 million in loans from a former member of our Board of Directors and $1.2 million from the issuances of notes payable, partially offset by $0.4 million in repayments of loans from a former member of our Board of Directors, $0.4 million in payments of notes payable and $0.3 million in payments of accounts receivable under sales agreements.

Common Stock and Common Stock Equivalents

The Company had 15.1 billion and 4.2 million shares of its common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company issued 8.4 billion shares of its common stock upon conversions of 2,352 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and it issued 6.7 billion shares of its common stock upon conversions of 638 shares of its Series O Preferred Stock. During the nine months ended September 30, 2021, the Company issued 9,545 shares of its common stock upon the exchange /conversion of $1.2 million of stated value of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”) and 468,186 shares of its common stock upon the conversions of $18.4 million of stated value of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 3, 6, 10 and 15 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-1,000 reverse stock split effected on July 16, 2021 and a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 1.0 trillion at both September 30, 2022 and November 10, 2022.

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

As a result of the Voting Agreement and the November 5, 2021 amendment to the Company’s Certificate of Incorporation discussed above, as of the date of filing of this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all potentially dilutive shares of common stock outstanding.

OTHER MATTERS

Inflation and Supply Chain Issues

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

As of September 30, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2021. As of September 30, 2022, we concluded that these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues during 2022 and 2023 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

RENNOVA HEALTH, INC.

Date: November 14, 2022	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

