Form 10-K
period 2022-12-31
Rennova Health, Inc.
filed 2023-04-17
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $422,532.

As of March 30, 2023, the registrant had 29,934,322,257 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate and a rural health clinic in Kentucky. The Company’s operations consist of only one segment.

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

Operations

We believe that the acquisition or development of rural hospitals and related healthcare service assets is a viable business strategy and will create a stable revenue base from the provision of a needed service in rural America. These facilities deliver needed healthcare services and employment to communities that would otherwise have to travel an hour or more to alternative locations.

Our current operations began on August 8, 2017, following the receipt of the required licenses and regulatory approvals to open our first hospital in Oneida, Tennessee.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital in December 2021, retroactive to June 30, 2021.

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

Jellico Medical Center and CarePlus Clinic

On March 5, 2019, we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building.

The CarePlus Clinic offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northwest of our Big South Fork Medical Center.

Discontinued Operations

On June 25, 2021, the Company sold its subsidiaries, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”), including their subsidiaries, to InnovaQor, Inc. (“InnovaQor”), formerly known as VisualMED Clinical Solutions Corporation. HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”). The Company recorded a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021, of which $9.1 million resulted from the value of the 14,950 shares of InnovaQor Series B-1 Preferred Stock and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. We have reflected the financial results of HTS and AMSG prior to the sale, as well as the gain on sale, as discontinued operations in our accompanying consolidated financial statements.

During the third quarter of 2020, the Company made a decision to sell EPIC Reference Labs, Inc. (“EPIC”) and it also decided to discontinue several other non-operating subsidiaries, and as a result, EPIC’s operations and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Outlook

Rural healthcare facilities provide a much-needed service to their local communities. Furthermore, owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by standalone facilities. We remain confident that this is a sustainable model we can continue to grow through acquisition and development.

In the second quarter of 2022, we formed a subsidiary, Myrtle Recovery Centers, Inc., to pursue opportunities in the behavioral sector initially in our core, rural markets. We intend to focus on leveraging our existing physical locations and corporate and regional infrastructure to offer behavioral services including, but not limited to, substance abuse treatment. Services will be provided on either an inpatient, residential basis or an outpatient basis. The Company is finalizing its plans for these initiatives, which are subject to many factors, including licensure and the hiring of clinical and operational staff. The Company intends to initially offer substance abuse services at its Big South Fork Medical Center campus. The Company expects the facility to be open and operating in the second quarter of 2023 although there is no assurance that the Company will proceed with its plans.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to closely monitor the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our net revenues have been significantly adversely affected. As noted in Notes 1, 7 and 8 to the accompanying consolidated financial statements, we have received Department of Health and Human Services (“HHS”) Provider Relief Funds as well as Paycheck Protection Program loans (“PPP Notes”) and employee retention credits from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

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

Competition

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospitals, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, and other healthcare providers, including urgent care clinics and diagnostic imaging centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in accountable care organizations (“ACOs”) or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

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

Drugs and Controlled Substances

Various licenses and permits are required by our hospitals to dispense narcotics. We are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), state health departments and other state agencies.

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

The Federal False Claims Act and Similar State Laws

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties for each separate false claim. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. A qui tam lawsuit has been filed against the Company alleging violations of the False Claims Act. See “Legal Proceedings”.

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

Further healthcare reform could occur, including changes to the Affordable Care Act and Medicare reform, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals in ways that are currently unpredictable.

Employees

On March 30, 2023, we had 128 employees, of which 85 were full time. None of the Company’s employees are represented by a union.

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

An investment in our securities involves a high degree of risk. These risks include those set forth herein. You should carefully consider the following risks factors and uncertainties described below and the other information in this Annual Report before you decide to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our securities could decline, and you may lose all or part of your investment. You should not invest in our securities unless you can afford the loss of your entire investment.

The Company’s operations have historically operated at a loss and with a cash deficiency. The Company has limited access to capital and is dependent on its ability to secure the funding required to cover current losses and execute on its business plan until cash flow break even. Unless we raise sufficient funds, we will not be able to execute our business model.

During the years ended December 31, 2022 and 2021, we have relied on issuances of preferred stock, notes payable, loans from a former member of our Board of Directors, and various federal government loan and grant programs to fund our operations. We did not generate positive cash flow from operating activities for the years ended December 31, 2022 and 2021.

Cash deficiencies may make retention of employees difficult. Unless this situation is corrected we may lose employees to the point where it becomes difficult to operate, or we may fail to attract employees to positions necessary to implement our business model.

Losses incurred to date have created a need for additional capital, often at short notice, required for the Company to remain in business. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely affected, and we may not be able to continue as a going concern (see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

Although our financial statements have been prepared on a going concern basis, we have accumulated significant losses and have negative cash flows from operations that could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry, which raise substantial doubt about our ability to continue as a going concern.

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

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2022, we had a working capital deficit and stockholders’ deficit of $42.9 million and $29.1 million, respectively. In addition, we incurred a loss from continuing operations of $3.3 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively, and we used cash of $0.2 million and $8.9 million to fund our operations during 2022 and 2021, respectively. Our cash position ($0.5 million at December 31, 2022) is critically deficient, and payments for our operations are not being made in the ordinary course of business. The continued losses and other related factors, including past due accounts payable and payroll taxes as well as payment defaults of certain outstanding debentures and notes payable, as more fully discussed in Notes 1, 7 and 8 to the accompanying consolidated financial statements, raise substantial doubt about our ability to continue as a going concern for the next 12 months.

The Company’s core business plan is to own and operate rural hospitals and other related healthcare service facilities, which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

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

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary.

Our Company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries are separate and distinct legal entities. As a result, substantially all of our cash flow depends upon the earnings of our subsidiaries. In addition, we depend on the distribution of earnings, loans or other payment by our subsidiaries. No subsidiary will have any obligation to provide our Company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full for the sale or other disposal of the assets of those subsidiaries before our Company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

The effects of the coronavirus pandemic have had, and may continue to have, a material adverse impact on our business, results of operations and financial condition.

Demand for services at our hospitals was substantially impacted by the COVID-19 pandemic. If the pandemic continues for a further extended period, we would expect to incur lower net revenues and incur significant losses. Accordingly, additional financial assistance may be required.

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

The Company sold several of its subsidiaries to InnovaQor and has a current convertible preferred stock investment in and note receivable with InnovaQor. An inability to monetize its convertible preferred stock investment and/or receive cash proceeds in connection with repayment of the note receivable could have a material adverse effect on the Company.

In June 2021, the Company sold several of its information technology related subsidiaries to InnovaQor for 14,950 shares of InnovaQor Series B-1 Preferred Stock. In addition, the Company has provided loans/advances to InnovaQor to fund its working capital needs; such loans were restructured on December 31, 2022 into a note receivable in the amount of $1.5 million. The Company has provided additional funds to InnovaQor since December 31, 2022 and expects to continue to do so until InnovaQor raises third-party capital. Modest liquidity in InnovaQor’s common stock continues to affect the prospects for monetization of the Company’s preferred stock investment. Also, any delay in InnovaQor’s ability to raise third-party capital may affect the timing of repayment of the note receivable, the liquidity of its common stock and the need for continued funding of InnovaQor by the Company. The Company and InnovaQor may seek to restructure the terms of the note receivable in the future. All such factors could have a material adverse effect on the Company.

The InnovaQor Series B-1 Preferred Stock and the note receivable represent a significant portion of the Company’s assets. There is no assurance that InnovaQor will be able to continue as a going concern. If that were not to happen it would have a material adverse effect on the Company.

Our business has substantial indebtedness; the majority of our debt instruments are in payment default and contain restrictive covenants which may affect our operational and financial flexibility.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. Restrictive covenants in the agreements governing our indebtedness may adversely affect us. As of December 31, 2022, we had total debt outstanding of approximately $14.5 million, all of which is short term and the majority which is past due. As a result of non-payments of debt, included in outstanding debentures at both December 31, 2022 and 2021, were default payment penalties of $1.9 million and we have incurred penalty interest on outstanding debentures and notes payable of approximately $1.8 million and $2.6 million during the years ended December 31, 2022 and 2021, respectively.

Our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

We may have a limited ability to use some or all of our net operating loss carryforwards in the future.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. The Company has federal net operating loss carryforwards totaling approximately $73.6 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2032. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. The Company is reviewing whether any prior transaction may have triggered a limitation under Section 382. Any such limitation, whether as a result of a prior transaction or a transaction in the future, could have a material adverse effect on our future results of operations.

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

Our operations are dependent on the local economies and the surrounding areas in which they operate and are concentrated in Tennessee. A significant deterioration in those economies could cause a material adverse effect on our hospitals’ businesses.

Each rural facility operation is dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the facility’s services, as well as the ability of patients and other payers to pay for service as rendered.

Our net revenues are particularly sensitive to regulatory and economic changes in Tennessee. Any change in the current demographic, economic, competitive or regulatory conditions in the state could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid program or other health care laws or regulations in Tennessee could also have an adverse effect.

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

Missing, incomplete, or incorrect information adds complexity to and slows the billing process, creates backlogs of unbilled services, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing or even having to pay back amounts incorrectly billed and collected could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

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

We operate in a business that is characterized by intense competition. Our major competitors include large national hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. Although our hospitals operate in communities where they are currently the only general acute care hospital, they face substantial competition from other hospitals in their respective regions. Although these competing hospitals may be many miles away, patients in these markets may travel to these competing hospitals as a result of local physician referrals, managed care plan incentives or personal choices. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel, which has been exacerbated by the COVID-19 pandemic. We are treating patients with COVID-19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID-19 pandemic are currently unknown; however, we expect such disruptions to continue. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. Furthermore, we are unable to predict whether recent inflationary spikes, which were initially thought to be transitory and due to pandemic recovery related demand, labor shortages in selected markets, and supply chain issues, will continue for an extended period of time. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

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

Failure to achieve and maintain an effective system of internal control over financial reporting may result in our not being able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Our management has determined that as of December 31, 2022, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

As a public company, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our Board of Directors and management and involves significant accounting, legal and other expenses. We may need to hire additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

We have used our convertible preferred stock for the exchange/repayment of debt and to raise capital. Going forward, we may use our stock to pay, to a large extent, for future acquisitions or we may continue to use our stock for the exchange/repayment of debt and to raise capital, which has been and would continue to be dilutive to investors.

In the past we have used our convertible preferred stock for the exchange/repayment of debt and to raise capital, which as a result of the conversions of the preferred stock into a variable number of shares of our common stock, has resulted in significant dilution of our common stock. Going forward, we may choose to use additional preferred or common stock to pay, to a large extent, for future acquisitions or for additional exchanges/repayments of debt and to raise capital, and believe that doing so will enable us to retain a greater portion of our cash flows to fund operations and to obtain cash to fund our operations. Price fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we issued shares of our convertible preferred stock or our common stock in lieu of cash as consideration for acquisitions or in exchange/repayment of debt or to raise capital under unfavorable circumstances, it may result in significant dilution to investors.

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

Mr. Diamantis, a former member of our Board of Directors, owns all of the outstanding Series M Preferred Stock. On August 13, 2020, he granted an irrevocable proxy to vote the Series M Preferred Stock to Seamus Lagan, the Chief Executive Officer, President and Interim Chief Financial Officer of the Company. As a result, Mr. Lagan controls a majority of the voting securities of the Company.

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

The following table presents the dilutive effect of our various potential shares of common stock as of December 31, 2022:

December 31, 2022
Shares of common stock outstanding	29,084,322,257
Dilutive potential shares:
Common stock warrants	511,333,351,090
Convertible preferred stock	452,995,411,111
Convertible debentures	28,777,833,333
Stock options	26
Total potentially dilutive shares of common stock, including outstanding common stock	1,022,190,917,817

Continued conversions and exercises of the Company’s outstanding securities into common stock may further depress the market price of our common stock and cause corresponding decreases to the exercise and conversion prices of many of the Company’s convertible securities due to their anti-dilution provisions. As of March 30, 2023, the total potentially dilutive shares of common stock, including outstanding common stock, was 1.0 trillion.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2022.

On December 7, 2016, the holders of the Tegal Notes (see Note 8 to the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2022, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 was due in six consecutive monthly installments of $50,000. Accordingly, the settlement amount was fully paid as of December 31, 2022 (see Note 8 to the accompanying consolidated financial statements). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the year ended December 31, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2022.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough, was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. On January 27, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis agreed to settle the obligation in full for $580,000. The promissory note, forbearance agreement and final settlement are also discussed in Notes 8, 14 and 18 to the accompanying consolidated financial statements.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded this judgment as a liability as of December 31, 2022. However, management believes that a number of insurance payments were made to CHSPSC for services provided after the change of ownership and believes that these payments will offset portions of the judgment.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2022.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. On February 15, 2023, the Company and Newstat agreed to settle the amount owed for $210,000 in four equal monthly payments of $52,500 beginning February 2023. The Company has made the payments under the settlement agreement to date. The Company has recorded the $210,000 as a liability as of December 31, 2022.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company made the required payments due as of December 31, 2022 and has recorded the remaining amounts owed as a liability as of December 31, 2022.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. As of December 31, 2022, the settlement amounts were paid in full.

A sealed qui tam lawsuit in the US District Court for the Southern District of Florida against the Company was filed in July 2021. This lawsuit was unsealed in November 2022 and Clifford Barron disclosed as the Plaintiff-Relator asserting violations of the False Claims Act. Clifford Barron was an employee of CollabRx, Inc. (a San Francisco based, wholly owned subsidiary of the Company) until early 2018. Following his resignation on January 17, 2018, Clifford Barron sought and received a judgment against the Company for approximately $253,000 he claimed was owed to him by the CollabRx subsidiary for severance and payment of COBRA. On receiving the judgment, he collected all monies owed to him under this judgment, including from the Company’s rural healthcare operations in Tennessee with which he was not involved. Payments included approximately $164,000 secured from hospital operating and other bank accounts by garnishments initiated by Jonathan Swann Taylor of Taylor & Knight, GP, Knoxville Tennessee, on behalf of Clifford Barron in May 2022. Clifford Barron has not been an employee of any subsidiary of the Company since January 2018, is not involved with the Company and has no knowledge of the Company’s operations, financial status, or controls. On November 21, 2022, the Company was advised that the U.S. Department of Justice has intervened in the action filed by the Plaintiff-Relator, Clifford Barron and has requested repayment of HHS Provider Relief Funds that certain subsidiaries of the Company obtained and other relief. The Company has retained the services of a specialist third-party accounting firm to complete a forensic review of the expenditure of all monies expended since the receipt of HHS Provider Relief Funds. It has been discovered that certain filing requirements of the Company’s operating subsidiaries were incomplete or contained errors that did not accurately reflect the expenditure of HHS Provider Relief Funds received. The Company disputes the allegations made and believes that the forensic review of funds expended will address the lawsuit and demonstrate adherence with the applicable rules for use of HHS Provider Relief Funds. Accordingly, no amount has been accrued for this potential liability at December 31, 2022. There is no assurance that the Company will be able to retain all HHS Provider Relief Funds it has received nor avoid payment of other relief sought by the Department of Justice. Any requirement to repay a significant amount of HHS Provider Relief Funds could have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017, our common stock has been traded on the OTC Pink under the symbol “RNVA”. The following table sets forth the high and low closing sales prices per share of our common stock as reported for the periods indicated, as adjusted to reflect all applicable reverse stock splits. Such quotations represent inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. On March 30, 2023, the closing price for our common stock as reported on the OTC Pink was $0.0001 per share.

Quarter Ended,	High	Low
March 31, 2021	$380,000.00	$40,800.00
June 30, 2021	$60,000.00	$4,000.00
September 30, 2021	$8,000.00	$2.00
December 31, 2021	$9.00	$0.50
March 31, 2022	$1.00	$0.01
June 30, 2022	$0.0386	$0.0001
September 30, 2022	$0.0002	$0.0001
December 31, 2022	$0.0002	$0.0001

As of March 30, 2023, there were two stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Dividend Policy

Holders of the Company’s common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The holders of the Rennova Series H Convertible Preferred Stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock. Except for stock dividends, the holder of Rennova’s Series L Convertible Preferred Stock is not entitled to receive dividends on its shares. For each of Rennova’s Series M Preferred Stock, Series N Convertible Redeemable Preferred Stock, Series O Convertible Redeemable Preferred Stock and Series P Convertible Redeemable Preferred Stock, dividends at the rate per annum of 10% of the stated value per share accrue on each outstanding share from and after the date of the original issuance of such share. Such accruing dividends accrue from day to day, whether or not declared, and are cumulative and non-compounding, provided, however, that such accruing dividends are payable only when, as and if declared by the Company’s Board of Directors. No cash dividends may be paid on the common stock unless these accruing dividends are paid.

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

Equity Compensation Plan Information

The Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), as amended, became available upon the completion of the Merger and terminated in September 2017. Grants made prior to the date of termination will remain outstanding until exercised, forfeited or expired pursuant to the terms of each grant.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	26	$2,992,125	–

Equity compensation plans not approved by stockholders	–	–	n/a

Total	26	$2,992,125	–

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

Our Services

We are a provider of health care services for our patients. We own one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that we plan to reopen and operate and a rural clinic in Kentucky. The Company’s operations consist of only one segment.

Operations

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

Jellico Medical Center and CarePlus Clinic

On March 5, 2019, we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building.

The CarePlus Clinic offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northwest of our Big South Fork Medical Center.

Discontinued Operations

On June 25, 2021, the Company sold the shares of stock of Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc. (“AMSG”) to InnovaQor, Inc. (“InnovaQor”). HTS and AMSG held Rennova’s software and genetic testing interpretation divisions. In consideration for the shares of HTS and AMSG and the elimination of intercompany debt among the Company and HTS and AMSG, InnovaQor issued the Company 14,950 shares of its Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”). The terms of the InnovaQor Series B-1 Preferred Stock are more fully described in Note 15 to the accompanying consolidated financial statements. As a result of the sale, the Company recorded the InnovaQor Series B-1 Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million during 2021. Approximately $9.1 million of the gain resulted from the value of the 14,950 shares of the InnovaQor Series B-1 Preferred Stock received and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG.

During the year ended December 31, 2021, 100 shares of InnovaQor Series B-1 Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable that were issued on January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B-1 Preferred Stock of $9.0 million at December 31, 2022 and December 31, 2021, respectively.

We have reflected the financial results of HTS and AMSG prior to the sale as discontinued operations in our accompanying consolidated financial statements.

During the third quarter of 2020, we announced that we had decided to sell EPIC Reference Labs, Inc. (“EPIC”) and as a result, EPIC’s operations have been included in discontinued operations in the accompanying consolidated financial statements. We were unable to find a buyer for EPIC and, therefore, have ceased all efforts to sell EPIC and closed down its operations.

Outlook

We currently operate one hospital and a rural health clinic and we own another hospital and physician practice at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone facility. We remain confident that this is a sustainable model we can continue to grow through acquisition and development.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to closely monitor the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. As noted in Notes 1, 7 and 8 to the accompanying consolidated financial statements, we have received Paycheck Protection Program loans (“PPP Notes”) as well as Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

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

Recent Developments-Formation of Behavioral Health Services Subsidiary

In the second quarter of 2022, we formed a subsidiary, Myrtle Recovery Centers, Inc., to pursue opportunities in the behavioral sector initially in our core, rural markets. We intend to focus on leveraging our existing physical locations and corporate and regional infrastructure to offer behavioral services including, but not limited to, substance abuse treatment. Services will be provided on either an inpatient, residential basis or an outpatient basis. The Company is finalizing its plans for these initiatives, which are subject to many factors, including licensure and the hiring of clinical and operational staff. The Company intends to initially offer substance abuse services at its Big South Fork Medical Center campus. The Company expects the facility to be open and operating in the second quarter of 2023 although there is no assurance that the Company will proceed with its plans.

Results of Operations

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances.

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements as of and for the year ended December 31, 2022.

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contractual allowances. We also do not present “allowances for doubtful accounts” on our balance sheets.

Our revenues relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period that our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods averaging approximately three days, and revenues are recognized based on charges incurred. Our performance obligations for outpatient services, including emergency room-related services, are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare, because of the Big South Fork Medical Center’s designation as a Critical Access Hospital, generally pays for inpatient and outpatient services at rates related to the hospital’s costs. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our net revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). During the fourth quarter of 2022, the Company’s Big South Fork Medical Center received a communication that its final Medicare cost report for the six months ending December 31, 2021 was accepted and that it reflected a retroactive adjustment of $1.6 million as a result of an overpayment. Accordingly, we have reflected the $1.6 million cost report adjustment as a liability at December 31, 2022. Furthermore, the Company recognized an additional $0.5 million as a liability (net of recoupments) at December 31, 2022 based on further correspondence with its fiscal intermediary and likely overpayments by Medicare for fiscal 2022.

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

Year ended December 31, 2022 compared to the year ended December 31, 2021

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
		%		%
Net revenues	$13,036,172	100.0%	$3,223,896	100.0%
Operating expenses:
Direct costs of revenues	6,767,921	51.9%	5,292,430	164.2%
General and administrative expenses	7,208,414	55.3%	7,507,613	232.9%
Asset impairment	-	0.0%	2,300,826	71.4%
Depreciation and amortization	469,371	3.6%	643,551	20.0%
Loss from continuing operations before other income (expense) and income taxes	(1,409,534)	-10.8%	(12,520,524)	-388.4%
Other income, net	499,681	3.8%	5,376,244	166.8%
Gain from forgiveness of debt	334,819	2.6%	1,985,121	61.6%
(Loss) gain from legal settlements, net	(129,153)	-1.0%	3,252,144	100.9%
Interest expense	(2,257,544)	-17.3%	(3,185,828)	-98.8%
Provision for income taxes	(312,849)	-2.4%	(179,530)	-5.6%
Net loss from continuing operations	$(3,274,580)	-25.1%	$(5,272,373)	-163.5%

Net Revenues

Net revenues were $13.0 million for the year ended December 31, 2022, as compared to $3.2 million for the year ended December 31, 2021, an increase of $9.8 million. We attribute the increase in net revenues primarily due to retroactive and current billings and collections and increased inpatient admissions at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to July 1, 2021.

Direct Costs of Revenues

Direct costs of revenues increased by $1.5 million for the year ended December 31, 2022 compared to 2021. We attribute the increase in 2022 primarily to higher professional fees and salaries and wages, partially offset by lower costs at Jellico due to the lease termination in March 2021. Professional fees increased due to greater inpatient admissions and to the restructuring of our relationships with certain professional service firms. Salaries and wages increased due to greater inpatient admissions, increased non-clinical staffing and reduced contract labor.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 4.0%, in the year ended December 31, 2022 compared to 2021. We attribute the decrease to reductions of general and administrative expenses at Jellico Community Hospital and Jamestown Regional Medical Center. While Jamestown Regional Medical Center was closed in 2019, certain fixed expenses remain. These decreases were partially offset by increases in general and administrative expenses at Big South Fork Medical Center, as well as corporate related expenses.

Asset Impairment

We recorded an asset impairment charge of $2.3 million as of December 31, 2021 for Jamestown Regional Medical Center’s building. In determining the fair value of Jamestown Regional Medical Center’s building, the impairment reflected the changed condition of the building that has not been in use since operations were suspended in June 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $0.5 million for the year ended December 31, 2022 as compared to $0.6 million in the year ended December 31, 2021. We attribute the decrease to fully depreciating certain assets in 2021. In addition, we recorded a $2.3 million impairment of Jamestown Regional Medical Center’s building in the fourth quarter of 2021, which resulted in a reduction of depreciation and amortization for the building for the year ended December 31, 2022.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our loss from continuing operations before other income (expense) and income taxes for the year ended December 31, 2022 was $1.4 million compared to a loss of $12.5 million for the year ended December 31, 2021. We attribute the decrease in the operating loss primarily to the increase in net revenues, the asset impairment charge in 2021 as well as the reduction in general and administrative expenses.

Other Income, Net

Other income, net of $0.5 million for the year ended December 31, 2022 consisted primarily of adjustments totaling approximately $0.3 million for certain previously accrued payroll related expenses, $0.2 million of non-cash interest income associated with the note receivable from related party, $0.6 million of income from HHS Provider Relief Funds and $0.6 million of various other income items, net, partially offset by $1.2 million of penalties and interest associated with past due payroll taxes. Other income, net of $5.4 million for the year ended December 31, 2021 consisted primarily of $4.4 million of income from HHS Provider Relief Funds and $1.5 million of income from employee retention federal tax credits, partially offset by $0.4 million in penalties associated with non-payment of payroll taxes and $0.3 million of loss on disposal of equipment and inventory.

Gain from Forgiveness of Debt

We had gains of $0.3 million and $2.0 million from the forgiveness of PPP Notes in the years ended December 31, 2022 and 2021, respectively.

(Loss) Gain from Legal Settlements, Net

The (loss) gain from legal settlements, net was ($0.1) million and $3.3 million for the years ended December 31, 2022 and 2021, respectively. The gain from legal settlements, net of $3.3 million for 2021 resulted primarily from: (i) a gain of $0.6 million from the settlements of obligations under accounts receivable sale agreements; (ii) a gain of $2.2 million from the settlement of obligations under a debenture; and (iii) a gain of $0.3 million pursuant to the settlement of obligations owed under professional services agreements.

Interest Expense

Interest expense for the year ended December 31, 2022 was $2.3 million compared to $3.2 million in 2021. Interest expense for the year ended December 31, 2022 included $2.2 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the year ended December 31, 2021 included $3.1 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis. The decrease in interest expense in the year ended December 31, 2022 compared to 2021 was due primarily to the exchange of debentures and notes payable in November 2021 for preferred stock.

Provision for Income Taxes

We incurred an income tax provision of $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, for federal and state income taxes.

Net Loss from Continuing Operations

The net loss from continuing operations for the year ended December 31, 2022 was $3.3 million compared to a net loss from continuing operations of $5.3 million for the year ended December 31, 2021. The decrease in the net loss in 2022 as compared to 2021 of approximately $2.3 million was primarily due to the decrease in the loss from continuing operations before other income (expense) and income taxes of $11.1 million and a reduction in interest expense of $0.9 million, partially offset by the income from HHS Provider Relief Funds of $0.6 million in 2022 compared to a gain of $4.4 million in 2021, a loss from legal settlements, net of $0.1 million in 2022 compared to a gain of $3.3 million in 2021, a gain on forgiveness of PPP Notes of $0.3 million in the year ended December 31, 2022 compared to a $2.0 million gain in 2021 and an increase in the provision for income taxes of $0.1 million in 2022 compared to 2021.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2022 and 2021, we financed our operations from issuances of preferred stock, debentures and notes payable and loans from Mr. Diamantis, a former member of our Board of Directors. Also, during the years ended December 31, 2022 and 2021, we received $0.3 million and $0.9 million, respectively, from HHS Provider Relief Funds. The HHS Provider Relief Funds are grants, not loans, and HHS will not require repayment, but providers are restricted and the funds must be used only for grant approved purposes as more fully discussed in Note 1 to the accompanying consolidated financial statements. During the year ended December 31, 2022, we received $1.5 million from the issuance of our Series P Convertible Redeemable Preferred Stock (“Series P Preferred Stock”) and we received cash of $0.5 million from the issuance of debentures. In the year ended December 31, 2021, we received cash of $9.0 million from issuances of our Series O Convertible Redeemable Preferred Stock (“Series O Preferred Stock”) and we received cash of $1.2 million from the issuances of promissory notes. During the year ended December 31, 2022, Mr. Diamantis loaned the Company $1.1 million, which was used to repay a portion of the amounts due under a third-party promissory note, pursuant to a personal guaranty of the promissory note by Mr. Diamantis. During the year ended December 31, 2021, Mr. Diamantis loaned the Company $0.9 million, the majority of which was used for working capital purposes. During the years ended December 31, 2022 and 2021, the Company repaid Mr. Diamantis $0.2 million and $0.9 million, respectively. During the year ended December 31, 2021, we received $1.5 million in federal employee retention credits, which we applied to outstanding past-due payroll taxes.

On November 7, 2021, we entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company. In the November 2021 Exchange Agreements, the investors agreed to reduce their holdings of $1.1 million principal value of then outstanding warrant promissory notes payable and $4.5 million of then outstanding non-convertible debentures, plus accrued interest thereon of approximately $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.870 shares of the Company’s Series P Preferred Stock with a stated value of $8,544,870. After the November 2021 Exchange Agreements, the investors continued to own approximately $8.2 million of the then outstanding debentures, plus the associated accrued interest of approximately $5.1 million at December 31, 2022. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the certain warrants that were issued by the Company to the investors in March 2017, as more fully described in Note 12 to the accompanying consolidated financial statements, were extended from March 21, 2022 to March 21, 2024.

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

Future cash needs for working capital, capital expenditures, pursuit of opportunities in the behavioral sector, debt service obligations and potential acquisitions will require management to seek additional capital. The Company and our facilities may also receive additional government assistance. The sale/issuance of additional equity will result in additional dilution to our stockholders.

Each of these financing transactions is more fully discussed in the footnotes to our accompanying consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit and a stockholders’ deficit of $42.9 million and $29.1 million, respectively, at December 31, 2022. The Company had a loss from continuing operations of approximately $3.3 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively, and cash used in its operating activities was $0.2 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Notes 1, 7 and 8 to the accompanying consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. As more fully discussed above and in Note 15 to the accompanying consolidated financial statements, on June 25, 2021, the Company sold HTS and AMSG to InnovaQor and the Company received 14,950 shares of InnovaQor’s Series B-1 Preferred Stock valued at $9.1 million as consideration for the sale. In addition, $2.2 million of net liabilities of HTS and AMSG were transferred to InnovaQor. The Company has reflected the assets and liabilities relating to HTS and AMSG held prior to the sale as part of discontinued operations.

We need to raise additional funds until we begin to realize positive cash flow from operations. There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals and related service providers, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly increase our revenues, reduce our operating costs and eventually achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table presents our capital resources as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021	Change

Cash	$499,470	$724,524	$(225,054)
Working capital deficit	(42,944,995)	(41,641,960)	(1,303,035)
Total debt	14,534,630	15,017,059	(482,429)
Finance lease obligation	220,461	220,461	-
Stockholders’ deficit	(29,094,588)	(27,301,524)	(1,793,064)

The following table presents the major sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change

Net cash used in operations	$(218,348)	$(8,912,682)	$8,694,334
Net cash used in investing activities	(905,191)	(374,473)	(530,718)
Net cash provided by financing activities	898,485	9,986,326	(9,087,841)

Net change in cash	(225,054)	699,171	(924,225)
Cash and cash equivalents, beginning of the year	724,524	25,353	699,171
Cash and cash equivalents, end of the period	$499,470	$724,524	$(225,054)

The components of cash used in operations for the years ended December 31, 2022 and 2021 are presented in the following table:

	Year Ended December 31,
	2022	2021	Change

Net loss from continuing operations	$(3,274,580)	$(5,272,373)	$1,997,793
Non-cash adjustments to net loss (1)	(511,631)	(8,192,389)	7,680,758
Changes in operating assets and liabilities:
Accounts receivable	(343,446)	(544,616)	201,170
Inventory	37,868	164,902	(127,034)
Accounts payable and accrued expenses	3,625,158	4,540,724	(915,566)
Income tax assets and liabilities	312,849	179,530	133,319
Other	(71,202)	102,450	(173,652)
Net cash used in operating activities of continuing operations	(224,984)	(9,021,772)	8,796,788
Net cash provided by operating activities of discontinued operations	6,636	109,090	(102,454)
Net cash used in operations	$(218,348)	$(8,912,682)	$8,694,334

(1)	Non-cash adjustments to net loss from continuing operations for the year ended December 31, 2022 of $0.5 million include primarily $0.3 million of other income from forgiveness of PPP Notes, $0.6 million of income from HHS Provider Relief Funds and $0.2 million of non-cash interest income, partially offset by $0.1 million of loss from legal settlements, net, and $0.5 million of depreciation and amortization. Non-cash adjustments to net loss from continuing operations for the year ended December 31, 2021 of $8.2 million include primarily an $11.3 million gain from the sale of HTS and AMSG, $3.3 million gain from legal settlements, $2.0 million gain from extinguishment of debt, $4.4 million gain from HHS provider relief funds and $1.5 million of income from employee retention credits, partially offset by net income from discontinued operations of $10.9 million, $2.3 million of fixed asset impairment and $0.6 million of depreciation and amortization.

Cash of $0.9 million was used in investing activities during the year ended December 31, 2022, of which $35,230 was used to purchase equipment and $0.9 million was used to fund working capital needs at InnovaQor (classified as a note receivable / receivable from related party). Cash of $0.4 million was used in the year ended December 31, 2021 to fund working capital needs at InnovaQor (classified as receivable from related party).

Cash provided by financing activities for the year ended December 31, 2022 of $0.9 million included $1.1 million in loans from a former member of our Board of Directors, $0.5 million from the issuance of debentures, $1.5 million from the issuance of shares of our Series P Preferred Stock and $0.3 million in HHS Provider Relief funds, partially offset by $0.2 million in payments of loans from a former member of our Board of Directors, $1.4 million in payments of notes payable, $150,000 in payments of debentures and $0.7 million in payments of accounts receivable under sales agreements. Cash provided by financing activities for the year ended December 31, 2021 of $10.0 million included primarily $9.0 million in proceeds from the issuance of our Series O Preferred Stock, $0.9 million in loans from a former member of our Board of Directors, $0.9 million from HHS Provider Relief Funds and $1.2 million from the issuances of notes payable, partially offset by $0.9 million in payments of loans from a former member of our Board of Directors, $0.7 million in payments of notes payable and $0.5 million in payments of accounts receivable under sales agreements.

Common Stock and Common Stock Equivalents

The Company had 29.1 billion and 4.2 million shares of its common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively. During the year ended December 31, 2022, the Company issued one share of its common stock upon conversion of 1,750,000 shares of its Series F Convertible Preferred Stock, 16.0 billion shares of its common stock upon conversions of $3.0 million of stated value of its Series N Convertible Redeemable Preferred Stock and 13.1 billion shares of its common stock upon the conversions of $1.2 million of stated value of its Series O Preferred Stock. During the year ended December 31, 2021, the Company issued 9,500 shares of its common stock upon the exchange and conversions of $1.2 million of stated value of its Series M Convertible Redeemable Preferred Stock the (“Series M Preferred Stock”) and 4.2 million shares of its common stock upon the conversions of $23.5 million of stated value of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11 and 12 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-1,000 reverse stock split effected on July 16, 2021 and a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 1.0 trillion at December 31, 2022 and 1.0 trillion at March 30, 2023.

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

As of December 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its consolidated operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized recurring losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Equity and Debt Transactions

Description of the Matter:

As discussed in Note 11 to the consolidated financial statements, the Company’s equity and debt transactions include warrants which contain down-round anti-dilution provisions. As a result, the exercise price of the warrants decreases and the warrants are revalued with each conversion of preferred stock or common stock issuance at a lower price than the warrant’s exercise price. The warrants are then revalued to their estimated fair value then recorded as a deemed dividend. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 17, 2023

Firm ID: 457

We have served as the Company’s auditor since 2018.

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$499,470	$724,524
Accounts receivable, net	3,110,969	2,079,288
Note receivable / receivable from related party	1,457,253	374,473
Inventory	242,645	280,513
Prepaid expenses and other current assets	215,365	121,879
Income tax refunds receivable	837,460	1,139,226
Total current assets	6,363,162	4,719,903

Property and equipment, net	4,194,299	4,630,090
Intangible asset	259,443	259,443
Investment	9,016,072	9,016,072
Deposits	165,530	187,814
Right-of-use assets	574,256	821,274

Total assets	$20,572,762	$19,634,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $47,636 and $0.3 million, respectively)	$11,514,322	$12,135,237
Accrued expenses (includes related party amounts of $0 and $0.3 million, respectively)	19,563,808	15,499,935
Income taxes payable	1,348,425	1,337,342
Current portion of notes payable	2,917,390	4,667,819
Current portion of loan payable, related party	2,995,000	2,127,000
Current portion of debentures	8,622,240	8,222,240
Current portion of right-of-use operating lease obligations	215,063	247,017
Current portion of finance lease obligation	220,461	220,461
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,456,112	1,449,476
Total current liabilities	49,308,157	46,361,863

Right-of-use operating lease obligations, net of current portion	359,193	574,257
Total liabilities	49,667,350	46,936,120

Commitments and contingencies

Stockholders’ deficit:
Series F preferred stock, $0.01 par value, $1.00 stated value per share, 1,750,000 shares authorized, 0 and 1,750,000 shares issued and outstanding, respectively	-	17,500
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 2,900 and 5,936 shares issued and outstanding, respectively	29	59
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 8,685 and 9,900 shares issued and outstanding, respectively	87	99
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 10,195 and 8,545 shares issued and outstanding, respectively	102	85
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 29,084,322,257 and 4,244,700 shares issued and outstanding, respectively	2,908,432	424
Additional paid-in-capital	1,671,571,834	1,342,085,957
Accumulated deficit	(1,703,577,780)	(1,369,408,356)
Total stockholders’ deficit	(29,094,588)	(27,301,524)
Total liabilities and stockholders’ deficit	$20,572,762	$19,634,596

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Net revenues	$13,036,172	$3,223,896

Operating expenses:
Direct costs of revenues	6,767,921	5,292,430
General and administrative expenses	7,208,414	7,507,613
Asset impairment	-	2,300,826
Depreciation and amortization	469,371	643,551
Total operating expenses	14,445,706	15,744,420

Loss from continuing operations before other income (expense) and income taxes	(1,409,534)	(12,520,524)

Other income (expense):
Other income, net	499,681	5,376,244
Gain from forgiveness of debt	334,819	1,985,121
(Loss) gain from legal settlements, net	(129,153)	3,252,144
Interest expense	(2,257,544)	(3,185,828)
Total other income (expense), net	(1,552,197)	7,427,681

Net loss from continuing operations before income taxes	(2,961,731)	(5,092,843)

Provision for income taxes	(312,849)	(179,530)

Net loss from continuing operations	(3,274,580)	(5,272,373)
Loss from discontinued operations	(18,475)	(426,409)
Gain on sale	-	11,303,939
Total (loss) income from discontinued operations	(18,475)	10,877,530

Net (loss) income	(3,293,055)	5,605,157
Deemed dividends	(330,876,369)	(506,477,007)
Net loss available to common stockholders	$(334,169,424)	$(500,871,850)

Net (loss) income per share of common stock available to common stockholders- basic and diluted:
Continuing operations	$(0.03)	$(933.21)
Discontinued operations	$(0.00)	$19.84
Total basic and diluted	$(0.03)	$(913.37)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	9,992,238,468	548,377

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)
Conversion of Series F Preferred Stock into common stock	(1,750,000)	(17,500)	1	-	(17,500)	-	-
Conversions of Series N Preferred Stock into common stock	(3,036)	(30)	15,994,077,566	1,599,408	(1,599,378)	-	-
Conversions of Series O Preferred Stock into common stock	(1,215)	(12)	13,086,000,000	1,308,600	(1,308,588)	-	-
Issuances of Series P Preferred Stock	1,650	17	-	-	1,499,983	-	1,500,000
Deemed dividends from issuances of Series P Preferred Stock	-	-	-	-	333,333	(333,333)	-
Payment of cash in lieu of fractional shares	-	-	(10)	-	(9)	-	(9)
Deemed dividends from triggers of down round provisions	-	-	-	-	330,543,036	(330,543,036)	-
Net loss	-	-	-	-	-	(3,293,055)	(3,293,055)
Balance at December 31, 2022	292,600	$2,926	29,084,322,257	$2,908,432	$1,671,571,834	$(1,703,577,780)	$(29,094,588)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	2,051,444	$20,514	4	$-	$819,498,240	$(868,536,506)	$(49,017,752)
Conversions of Series M Preferred Stock into common stock	(620)	(6)	45	-	(6)	-	-
Exchange of Series M Preferred Stock for common stock	(570)	(6)	9,500	1	(5)	-	-
Conversions of Series N Preferred Stock into common stock	(23,498)	(235)	4,235,151	423	(188)	-	-
Issuances of Series O Preferred Stock	9,900	99	-	-	8,999,901	-	9,000,000
Deemed dividends from issuances of Series O Preferred Stock	-	-	-	-	2,000,000	(2,000,000)	-
Issuance of Series P Preferred Stock in exchange for debentures, warrant promissory notes and accrued interest	8,545	85	-	-	7,111,230	-	7,111,315
Deemed dividends from issuance of Series P Preferred Stock	-	-	-	-	2,382,985	(2,382,985)	-
Deemed dividends from issuance of warrants under exchange agreement	-	-	-	-	341,525	(341,525)	-
Deemed dividends from extensions of warrants	-	-	-	-	11,535,862	(11,535,862)	-
Payment of cash in lieu of fractional shares	-	-	-	-	(244)	-	(244)
Deemed dividends from triggers of down round provisions	-	-	-	-	490,216,635	(490,216,635)	-
Net income	-	-	-	-	-	5,605,157	5,605,157
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss from continuing operations	$(3,274,580)	$(5,272,373)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	469,371	643,551
Non-cash interest (income) expense, net	(162,819)	160,715
Gain from forgiveness of debt	(334,819)	(1,985,121)
Asset impairment	-	2,300,826
Net loss (gain) from legal settlements	129,153	(3,252,144)
Loss on disposal of equipment	1,650	271,542
Income from federal government provider relief funds	(595,692)	(4,400,000)
Other income from federal employee retention credits	-	(1,505,349)
Gain from sale of discontinued operations	-	(11,303,939)
(Loss) income from discontinued operations	(18,475)	10,877,530
Changes in operating assets and liabilities:
Accounts receivable	(343,446)	(544,616)
Inventory	37,868	164,902
Prepaid expenses and other current assets	(93,486)	26,643
Security deposits	22,284	75,807
Change in right-of-use assets	247,018	178,998
Accounts payable	(57,989)	86,416
Accrued expenses	3,683,147	4,454,308
Change in right-of-use operating lease obligations	(247,018)	(178,998)
Income tax assets and liabilities	312,849	179,530
Net cash used in operating activities of continuing operations	(224,984)	(9,021,772)
Net cash provided by operating activities of discontinued operations	6,636	109,090
Net cash used in operating activities	(218,348)	(8,912,682)

Cash flows from investing activities:
Purchases of equipment	(35,230)	-
Note receivable / receivable from related party	(869,961)	(374,473)
Net cash used in investing activities of continuing operations	(905,191)	(374,473)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(905,191)	(374,473)

Cash flows from financing activities:
Proceeds from issuances of notes payable	-	1,245,000
Proceeds from issuance of related party loans	1,050,000	890,000
Payments on related party loans	(182,000)	(860,000)
Proceeds from issuance of debentures	500,000	-
Payments of debentures	(150,000)	-
Payments on notes payable	(1,415,610)	(723,009)
Receivables paid under accounts receivable sales agreements	(688,235)	(459,751)
Federal government provider relief funds	284,339	863,452
Proceeds from issuance of Series O Preferred Stock	-	9,000,000
Proceeds from issuances of Series P Preferred Stock	1,500,000	-
Payment on finance lease obligation	-	(29,524)
Cash paid for fractional shares in connection with reverse stock splits	(9)	(244)
Net cash provided by financing activities of continuing operations	898,485	9,925,924
Net cash provided by financing activities of discontinued operations	-	60,402
Net cash provided by financing activities	898,485	9,986,326

Net change in cash	(225,054)	699,171

Cash at beginning of period	724,524	25,353

Cash at end of period	$499,470	$724,524

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen and operate and a rural health clinic in Kentucky. The Company’s operations consist of only one segment.

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

Jellico Medical Center and CarePlus Clinic

On March 5, 2019, we acquired certain assets related to a 54-bed acute care hospital that offered comprehensive services located in Jellico, Tennessee known as Jellico Community Hospital and an outpatient clinic located in Williamsburg, Kentucky. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. On March 1, 2021, the Company closed Jellico Community Hospital, after the City of Jellico issued a 30-day termination notice for the lease of the building.

The CarePlus Clinic offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northwest of our Big South Fork Medical Center.

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

Impact of the Pandemic

The coronavirus (“COVID-19”) pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been closely monitoring the COVID-19 pandemic and its impact on our operations. As more fully discussed in Note 8, we have received Paycheck Protection Program loans (“PPP Notes”). We have also received Department of Health and Human Services (“HHS”) Provider Relief Funds and employee retention credits from the federal government as more fully discussed below. If the COVID-19 pandemic continues for a further extended period, we expect to incur significant losses and additional financial assistance may be required. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

HHS Provider Relief Funds

The Company received HHS Provider Relief Funds, which were provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of December 31, 2022, our facilities have received approximately $13.6 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through December 31, 2022, we have recognized a net of $13.0 million of these funds as income of which $0.6 million, $4.4 million and $8.0 million were recognized as income during the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, approximately $0.6 million of relief funds received as of December 31, 2022 are in accrued expenses, as more fully discussed in Note 7.

As of December 31, 2022, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions of the grants was based on, among other things, the various notices issued by HHS on September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the years ended December 31, 2020, 2021 and 2022. The Company believes that it was appropriate to recognize a net of $13.0 million of the HHS Provider Relief Funds as income in various periods, as discussed in the paragraph above. Accordingly, the $13.0 million is not recognized as a liability at December 31, 2022. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts of income previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

The Company has been served with a qui tam complaint with regards to the use of monies received from HHS Provider Relief Funds, as more fully discussed in Note 14.

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

At December 31, 2022, the Company had a working capital deficit and a stockholders’ deficit of $42.9 million and $29.1 million, respectively. In addition, the Company had a loss from continuing operations of approximately $3.3 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively, and cash used in operating activities was $0.2 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The continued losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. The consolidated financial statements include the accounts of Rennova Health, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Comprehensive (Loss) Income

During the years ended December 31, 2022 and 2021, comprehensive (loss) income was equal to the net (loss) income amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and bad debt reserves, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of investments, equity and derivative instruments, income from HHS Provider Relief Funds and deemed dividends, litigation and related reserves, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). During the fourth quarter of 2022, the Company’s Big South Fork Medical Center received a communication that its final Medicare cost report for the six months ending December 31, 2021 was accepted and that it reflected a retroactive adjustment of $1.6 million as a result of an overpayment. Accordingly, the Company has reflected the $1.6 million cost report adjustment as a liability at December 31, 2022. Furthermore, the Company recognized an additional $0.5 million as a liability at December 31, 2022 (net of recoupments) based on further correspondence with its fiscal intermediary and likely overpayments by Medicare for fiscal 2022.

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

During the years ended December 31, 2022 and 2021, estimated contractual allowances of $32.0 million and $25.6 million, respectively, and estimated implicit price concessions of $7.3 million and $7.7 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $39.3 million and $33.3 million, respectively, for the years ended December 31, 2022 and 2021, we reported net revenues of $13.0 million and $3.2 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable and Income Tax Refunds Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We recorded a $2.3 million asset impairment charge for Jamestown Regional Medical Center’s building during 2021, as more fully discussed in Note 5.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. For finance leases, we record the present value of the lease payments as finance lease obligations. We do not separate lease and non-lease components of contracts. Our finance and operating leases are more fully discussed in Note 10.

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

On December 31, 2022 and 2021, we applied the Level 3 fair value hierarchy in determining the fair value of InnovaQor’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), which is reflected on our consolidated balance sheets as an investment, as more fully discussed in Notes 11 and 15. Also, on December 31, 2022 and 2021, we applied the Level 3 fair value hierarchy in determining the fair value of a derivative liability for an embedded conversion option of an outstanding convertible debenture, as more fully discussed in Note 11.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. We adopted this new accounting guidance on January 1, 2022. Under the new guidance, the FASB decided not to include convertible debt instruments in the guidance because ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the year ended December 31, 2022, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures issued in 2018 have floors of $0.052 per share and were not in-the-money at December 31, 2022, as more fully discussed in Note 8. We recorded the incremental value of warrants as a result of the down round provisions of $330.5 million in the year ended December 31, 2022. For the year ended December 31, 2021, which was prior to the adoption of the guidance in ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10), we recorded deemed dividends for the incremental value of convertible debentures and warrants as a result of the down round provisions of $490.2 million. Debentures and warrants are more fully discussed in Notes 8 and 12.

In addition, we recorded deemed dividends of approximately $0.3 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, as a result of the issuances of shares of our preferred stock, which are more fully discussed in Note 12. In addition, we recorded deemed dividends of $11.5 million in the year ended December 31, 2021 as a result of the extensions of various common stock warrants and $0.3 million in the year ended December 31, 2021 in connection with an exchange agreement. The warrant extensions and the exchange agreement are more fully discussed in Note 12. See Note 11 for an additional discussion of derivative financial instruments and deemed dividends.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2022 and 2021.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of the loss per share for the years ended December 31, 2022 and 2021.

Note 3 – Loss per Share

As discussed in Note 2, basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the years ended December 31, 2022 and 2021, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share available to common stockholders for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Numerator
Net loss from continuing operations	$(3,274,580)	$(5,272,373)
Deemed dividends	(330,876,369)	(506,477,007)
Net loss available to common stockholders, continuing operations	(334,150,949)	(511,749,380)
Net (loss) income from discontinued operations	(18,475)	10,877,530
Net loss available to common stockholders	$(334,169,424)	$(500,871,850)

Denominator
Weighted average number of shares of common stock outstanding during the period - basic and diluted	9,992,238,468	548,377

Net (loss) income per share of common stock available to common stockholders - basic and diluted:
Continuing operations	$(0.03)	$(933.21)
Discontinued operations	(0.00)	19.84
Total basic and diluted	$(0.03)	$(913.37)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Year Ended December 31,
	2022	2021
Common stock warrants	511,333,351,090	54,280,658
Convertible preferred stock	452,995,411,111	48,188,965
Convertible debentures	28,777,833,333	2,877,783
Stock options	26	26
	993,106,595,560	105,347,432

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

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 1.0 trillion at March 30, 2023. See Notes 1 and 12 regarding a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable and Income Tax Refunds Receivable

Accounts receivable at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021

Accounts receivable	$13,046,646	$12,961,817
Less:
Allowance for contractual obligations	(8,529,904)	(8,737,502)
Allowance for doubtful accounts	(1,405,773)	(1,456,791)
Accounts receivable owed under settlements/sales agreements	-	(688,236)
Accounts receivable, net	$3,110,969	$2,079,288

Accounts Receivable Sales Agreements

As of December 31, 2020, $1.7 million was outstanding and owed to three funding parties under three accounts receivable sales agreements. On September 14, 2021, the Company entered into separate settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in full settlement of the sales agreements. Per the settlement agreements, the Company was required to make equal monthly payments totaling $52,941 through January 1, 2023. As of December 31, 2022, the amounts owed were paid in full. As a result of the settlements, the Company recorded a gain from legal settlements of $0.6 million in the year ended December 31, 2021.

Income Tax Refunds Receivable

As of December 31, 2022 and December 31, 2021, the Company had $0.8 million and $1.1 million, respectively, of income tax refunds receivable. The Company’s income taxes are more fully discussed in Note 13.

Note 5 – Property and Equipment

Property and equipment, net at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021

Building	$4,181,434	$4,181,434
Land	550,700	550,700
Equipment	1,637,585	2,708,024
Equipment under capital leases	189,711	742,745
Furniture	38,798	138,893
Leasehold improvements	2,160	2,160
Computer equipment	32,115	152,124
Software	402,815	496,469
	7,035,318	8,972,549
Less accumulated depreciation	(2,841,019)	(4,342,459)
Property and equipment, net	$4,194,299	$4,630,090

Property and equipment are depreciated on a straight-line basis over their respective lives. Buildings are depreciated over 39 years, leasehold improvements are depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $0.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. The Company did not record an asset impairment charge during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded a $2.3 million asset impairment charge for Jamestown Regional Medical Center’s building. In determining the fair value of Jamestown Regional Medical Center’s building, the impairment reflected the changed condition of the building that has not been in use since operations were suspended in June 2019. On March 1, 2021, the Company closed Jellico Community Hospital, and accordingly wrote off $0.3 million of equipment that was no longer of use in 2021.

Note 6 – Intangible Asset

At December 31, 2022 and 2021, the Company had an intangible asset valued at $259,443, which is a certificate of need acquired in the Jamestown Regional Medical Center acquisition. The certificate of need has an indefinite life and was recently renewed.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued payroll and related liabilities	$8,533,710	$7,528,464
HHS Provider Relief Funds	552,099	863,452
Accrued interest	5,736,096	5,027,459
Accrued legal expenses and settlements	534,550	632,318
Medicare overpayment reserve	2,101,837	-
Other accrued expenses	2,105,516	1,448,242
Accrued expenses	$19,563,808	$15,499,935

Payroll and related liabilities at December 31, 2022 and 2021 included approximately $3.0 million and $2.3 million, respectively, for penalties associated with approximately $4.0 million and $3.9 million of accrued past due payroll taxes as of December 31, 2022 and 2021, respectively. This liability account at December 31, 2022 and 2021 is net of employee retention credits totaling $1.5 million and $1.5 million, respectively. Employee retention credits are also discussed in Note 2.

As of December 31, 2022 and 2021, the Company has accrued approximately $0.6 million and $0.9 million, respectively, of HHS Provider Relief Funds. These funds are more fully discussed in Notes 1 and 14.

Accrued interest at December 31, 2022 and 2021 included accrued interest of $0 and $0.3 million, respectively, on loans made to the Company by Christopher Diamantis, a former member of the Company’s Board of Directors. The loans from Mr. Diamantis are more fully discussed in Note 8.

During the fourth quarter of 2022, the Company’s Big South Fork Medical Center received a communication that its final Medicare cost report for the six months ending December 31, 2021 was accepted and that it reflected a retroactive adjustment of $1.6 million as a result of an overpayment. Accordingly, the Company has reflected the $1.6 million cost report adjustment as a liability at December 31, 2022. Furthermore, the Company recognized an additional $0.5 million as a liability (net of recoupments) at December 31, 2022 based on further correspondence with its fiscal intermediary and likely overpayments by Medicare for fiscal 2022.

Note 8 – Debt

At December 31, 2022 and 2021, debt consisted of the following:

	December 31, 2022	December 31, 2021

Notes payable- third parties	$2,917,390	$4,667,819
Loan payable – related party	2,995,000	2,127,000
Debentures	8,622,240	8,222,240
Total debt	14,534,630	15,017,059
Less current portion of debt	(14,534,630)	(15,017,059)
Total debt, net of current portion	$-	$-

At December 31, 2022 and 2021, notes payable with third parties consisted of the following:

Notes Payable – Third Parties

	December 31, 2022	December 31, 2021

Settlement amount/loan payable to TCA Global Credit Master Fund, L.P. (“TCA”) in the original principal amount of $3 million. Settled on September 30, 2021 for $500,000 pursuant to a payment plan as discussed below.	$-	$250,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000 (the “Tegal Notes”).	291,557	291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Interest is due only upon event of default. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	1,137,380	1,450,000

Notes payable under the PPP loans issued on April 20, 2020 through May 1, 2020.	-	400,800

Notes payable dated January 31, 2021 and February 16, 2021 in the original aggregate amount of $245,000 due six months from the date of issuance. The notes bore interest at 10% for the period outstanding. Under the terms of the notes, the holder received 100 shares of InnovaQor’s Series B-1 Preferred Stock held by the Company (see Note 15).	-	122,500

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,488,453	2,152,962

	2,917,390	4,667,819
Less current portion	(2,917,390)	(4,667,819)
Notes payable - third parties, net of current portion	$-	$-

In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and accrued interest, of which $250,000 was paid during 2021 and $250,000 was paid during 2022. As a result of the settlement, in the year ended December 31, 2021 the Company recorded a gain from legal settlement, resulting from the adjustments of principal and accrued interest, of $2.2 million.

The Company did not make the second annual principal payment under the Tegal Notes that was due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal at that time of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 14). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2022, the Company has paid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. On January 27, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis agreed to settle the obligation in full for $580,000. The promissory note, forbearance agreement and final settlement are also discussed in Notes 14 and 18.

The Company, including its subsidiaries, received PPP loan proceeds in the aggregate amount of approximately $2.4 million (the “PPP Notes”). The PPP Notes and accrued interest were forgivable as long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. As of December 31, 2022, $2.3 million of the principal balance of the PPP Notes was forgiven of which $0.3 million was forgiven in the year ended December 31, 2022 and $2.0 million was forgiven in the year ended December 31, 2021. During the year ended December 31, 2022, the remaining principal balance was repaid.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to agreements that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. The Company has not made all of the monthly installments due under the notes and the notes are past due.

Loan Payable – Related Party

At December 31, 2022 and 2021, loan payable - related party consisted of the following:

	December 31, 2022	December 31, 2021

Loan payable to Christopher Diamantis	$2,995,000	$2,127,000
Less current portion of loan payable, related party	(2,995,000)	(2,127,000)
Total loan payable, related party, net of current portion	$—	$—

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the year ended December 31, 2022, Mr. Diamantis loaned the Company $1.1 million, which was used to pay principal and accrued interest due under the note payable to Mr. O’Killough. The note payable to Mr. O’Killough, including payments made during the year ended December 31, 2022, is more fully discussed above under the heading Notes Payable –Third Parties. During the year ended December 31, 2021, Mr. Diamantis loaned the Company $0.9 million, the majority of which was used for working capital purposes. During the years ended December 31, 2022 and 2021, the Company made payments on the principal amount of the loans from Mr. Diamantis of $1.0 million and $0.9 million, respectively. In November 2021, Mr. Diamantis requested the Company repay the outstanding note payable to him, which was $3.0 million at December 31, 2022, and facilitate repayment of the note payable to Mr. O’Killough for which he is a guarantor.

During the years ended December 31, 2022 and 2021, the Company incurred interest expense on the loans from Mr. Diamantis of $0.1 million and $0.1 million, respectively. During the years ended December 31, 2022 and 2021, the Company paid $0.4 million and $0, respectively, of accrued interest owed to Mr. Diamantis. As of December 31, 2022 and 2021, accrued interest on the loans from Mr. Diamantis totaled approximately $0 and $0.3 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

Debentures

The carrying amount of all outstanding debentures with institutional investors as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021

March 2017 Debenture	$2,580,240	$2,580,240
2018 Debentures	5,642,000	5,642,000
October 2022 Debenture	400,000	-
	8,622,240	8,222,240
Less current portion	(8,622,240)	(8,222,240)
Debentures, net of current portion	$-	$-

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”) with a principal balance of $2.6 million at both December 31, 2022 and 2021, including a 30% late-payment penalty of $0.6 million. The March 2017 Debenture is past due by its original terms. The March 2017 Debenture bears default interest at the rate of 18% per annum and is secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on this past due debenture of $0.5 million and $0.5 million, respectively, during the years ended December 31, 2022 and 2021.

On December 31, 2022, the March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to its terms, of $0.00009 per share or 28.7 billion shares of the Company’s common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with warrants (the “March Warrants”), which are exercisable into shares of the Company’s common stock. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with exchange, redemption and forbearance agreements, which are more fully discussed below and in Notes 11 and 12. Outstanding warrants are more fully discussed in Notes 11 and 12.

2018 Debentures

During 2018, the Company closed various offerings of debentures (the “2018 Debentures”) with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at December 31, 2022 and is subject to a floor of $0.052 per share. At both December 31, 2022 and 2021, the outstanding principal balance of the 2018 Debentures, including 30% late-payment penalties of $1.3 million, was $5.6 million and the debentures were convertible into 108.5 million shares of the Company’s common stock on December 31, 2022. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on these past due debentures of $1.0 million and $1.0 million, respectively, during the years ended December 31, 2022 and 2021.

Exchange, Redemption and Forbearance Agreements

On August 31, 2020, all of the then outstanding debentures that were issued in September 2017 and a portion of the then outstanding 2018 Debentures were exchanged for shares of the Company’s Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) under the terms of Exchange, Redemption and Forbearance Agreements (the “August 2020 Exchange and Redemption Agreements”) as more fully discussed in Notes 11 and 12.

2019 Debentures

During 2019, the Company closed various offerings of the 2019 Debentures with principal balances, including late-payment penalties, aggregating $4.5 million. The 2019 Debentures, which were due, as amended, on December 31, 2019, were non-convertible. On November 7, 2021, the Company and the debenture holders exchanged the full $4.5 million principal balance, including the late-payment penalties, of the 2019 Debentures and $1.5 million of associated accrued interest for shares of the Company’s Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”) under the terms of Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”). Mr. Diamantis is also a party to the November 2021 Exchange Agreements as he was a guarantor of one of the promissory notes that was included in the exchange. The November 2021 Exchange Agreements are also discussed in Notes 11 and 12.

October 2022 Debentures

On October 12, 2022, the Company issued non-convertible, non-interest bearing debentures to institutional investors in the amount of $550,000, including $50,000 of original issue discounts, for net proceeds of $500,000. These debentures were due by their initial terms on February 12, 2023 and are secured by a portion of the Company’s investment in InnovaQor Series B-1 Preferred Stock. During the year ended December 31, 2022, the Company recorded $50,000 of non-cash interest expense in connection with these debentures. On December 15, 2022, the Company and the institutional investors agreed to revise the repayment terms of these debentures as follows: (i) payment of $150,000 on December 15, 2022; and (ii) monthly payments of $100,000 due by the 12th day of January, February, March and April 2023. The Company has made all required payments to date.

During the years ended December 31, 2022 and 2021, the Company incurred interest expense on debentures totaling $1.5 million and $2.2 million, respectively, of which $50,000 was amortization of original issue discount in 2022 and the remainder in both 2022 and 2021 was default interest. At December 31, 2022 and 2021, accrued interest on debentures was $5.1 million and $3.6 million, respectively.

See Notes 3, 8 and 12 for a discussion of the dilutive effect of the outstanding convertible debentures, and warrants as of December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recorded $330.5 million and $490.2 million of deemed dividends as a result of the down round provisions of warrants and debentures as more fully discussed in Notes 2 and 11.

Note 9 – Related Party Transactions

In addition to the transactions discussed in Notes 8 and 12, the Company had the following related party activity during the years ended December 31, 2022 and 2021:

Alcimede LLC and Alcimede Limited

On November 1, 2021, the Company and Alcimede Limited entered into a new Consulting Agreement that replaced the agreement between the Company and Alcimede LLC. Pursuant to the respective consulting agreements, Alcimede Limited billed $0.4 million for services for the year ended December 31, 2022 and Alcimede Limited and Alcimede LLC billed an aggregate of $0.4 million for services for the year ended December 31, 2021. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede LLC and the Managing Director of Alcimede Limited (also see Note 12).

InnovaQor

In addition to the investment in InnovaQor’s Series B-1 Preferred Stock resulting from the sale of HTS and AMSG to InnovaQor in June 2021 (see Notes 1 and 15), at December 31, 2022 and 2021, the Company had a promissory note receivable/related party receivable resulting from working capital advances to InnovaQor of $1.5 million and $0.4 million, respectively.

As of July 1, 2022, the Company had an outstanding related party receivable from InnovaQor of $803,416. InnovaQor signed a promissory note, dated July 1, 2022, in favor of the Company that provided that InnovaQor repay the Company $883,757 on December 31, 2022 (inclusive of 10% original issue discount). Effective December 31, 2022, the Company and InnovaQor agreed to restructure the promissory note in favor of the Company in the amount of $883,757 and additional monies owed in the amount of $441,018 for a new promissory note with a principal amount of $1,457,253 (inclusive of $132,478 of 10% original issue discount) and a maturity date of June 30, 2023 except that InnovaQor will pay 25% of any capital it receives from new capital secured prior to the maturity date. The Note, in the event of default, bears interest at 18% per annum. During the year ended December 31, 2022, the Company recognized original issue discounts totaling $0.2 million as interest income.

During the years ended December 31, 2022 and 2021, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling approximately $0.2 million and $0.2 million, respectively. In addition, InnovaQor currently subleases office space from the Company at a cost of approximately $9,700 per month for rent and utilities.

Between January 1, 2023 and March 31, 2023, the Company advanced $0.3 million to InnovaQor to finance its working capital requirements.

Staff Accountant Loan

During 2020, the Company’s staff accountant, Ms. Kristi Dymond, received approximately $82,500 as a loan after she purchased certain land and buildings at auction in Jellico, Tennessee, that were attached to or related to the Company’s business there. The loan is secured by the property and as long as the loan remains outstanding the Company is permitted the use of the assets and the assets remain security for the loan. The loan is reflected on the balance sheets as an other current asset.

The terms of the foregoing activities, and those discussed in Notes 8 and 12 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Finance and Operating Lease Obligations

We lease property and equipment under finance and operating leases. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts.

Generally, we use our most recent agreed-upon borrowing interest rate at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at December 31, 2022 and 2021:

	Balance Sheet Classification	December 31, 2022	December 31, 2021

Assets:
Operating leases	Right-of-use operating lease assets	$574,256	$821,274
Finance lease	Property and equipment, net	-	220,461

Total lease assets		$574,256	$1,041,735

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$215,063	$247,017
Finance lease	Current liabilities	220,461	220,461
Noncurrent:
Operating leases	Right-of-use operating lease obligations	359,193	574,257

Total lease liabilities		$794,717	$1,041,735

Weighted-average remaining term:
Operating leases		2.59 years	3.57 years
Finance lease (1)		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance lease		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease expense:
Depreciation/amortization of leased assets	$-	$-
Interest on lease liabilities	-	-
Operating leases:
Short-term lease expense (2)	323,506	198,187
Total lease expense	$323,506	$198,187

Other Information

The following table presents supplemental cash flow information for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$323,961	$277,278
Operating cash flows for finance lease	$-	$-
Financing cash flows for finance lease payments	$-	$29,524

(1)	As of December 31, 2022 and 2021, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the consolidated statements of operations.

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Lease
Twelve months ending December 31:
2023	$275,176	$224,252
2024	219,463	-
2025	186,496	-
2026	-	-
2027	-	-
Thereafter	-	-
Total	681,135	224,252

Less interest	(106,879)	(3,791)
Present value of minimum lease payments	574,256	220,461

Less current portion of lease obligations	(215,063)	(220,461)
Lease obligations, net of current portion	$359,193	$-

Note 11 – Fair Value, Derivative Financial Instruments and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 2. At December 31, 2022 and 2021, the carrying value of the Company’s accounts receivable, note receivable/receivable from related party, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total

As of December 31, 2021:
InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

As of December 31, 2022:
InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

The fair value of the InnovaQor Series B-1 Preferred Stock of $9.0 million as of December 31, 2022 and 2021 is more fully discussed in Note 15.

Derivative Financial Instrument

The Company utilized the following method to value its derivative liability as of December 31, 2022 and 2021 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the years ended December 31, 2022 and 2021 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the years ended December 31, 2022 and 2021, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants (and conversion prices of certain debentures in the 2021 period) containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants (and certain debentures in the 2021 period), as a result of the decreases in the exercise/conversion prices, was measured using Black Scholes valuation models. The following assumptions were utilized in the Black Scholes valuation models for the year ended December 31, 2022: risk free rates ranging from 0.0% to 2.73%, volatility ranging from 1.94% to 1,564% and terms ranging from 0.01 to 2.45 years. The following assumptions were utilized in the Black Scholes valuation models for the year ended December 31, 2021: risk free rates ranging from 0.04% to 0.85%, volatility ranging from 25% to 574% and terms ranging from one day to three years. Based on the Black Scholes valuations, the incremental value of modifications to warrants (and debentures in the 2021 period) as a result of the down round provisions of $330.5 million and $490.2 million were recorded as deemed dividends during the years ended December 31, 2022 and 2021, respectively.

Deemed dividends of $0.3 million were recorded in the year ended December 31, 2021 as a result of the issuance of warrants to acquire 4,750 shares of the Company’s common stock in connection with the exchange of Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”) into the Company’s common stock, as more fully discussed in Note 12. The fair value of the warrants at issuance was calculated using the Black Scholes valuation model using the following assumptions: risk free rate of 0.41%, volatility of 364% and a term of three years.

The Company extended certain common stock warrants during the year ended December 31, 2021, resulting in deemed dividends of $0.3 million. The fair value of $0.3 million was determined using the Black Scholes valuation model using the following assumptions: risk free rate of 0.05%, volatility of 230% and a term of six months. In addition, deemed dividends of $11.2 million were recorded in the year ended December 31, 2021 as a result of the extension of warrants issued with the March 2017 Debentures per the terms of the November 2021 Exchange Agreements, which are more fully discussed in Note 12. The fair value of these warrants was determined using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 0.05% to 0.525%, volatility ranging from 317.5% to 323.2% and an extension term of 2.0 years.

Deemed dividends of $0.3 million were recorded in the year ended December 31, 2022 as a result of the issuances of shares of our Series P Preferred Stock. Deemed dividends of $2.0 million and $2.4 million were recorded in the year ended December 31, 2021 as a result of the issuances of the Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and the Series P Preferred Stock, respectively. Deemed dividends recorded in connection with the issuances of preferred stock are more fully discussed in Note 12. Deemed dividends are also discussed in Notes 2 and 3.

Note 12 – Stockholders’ Deficit

Authorized Capital

The Company has 250,000,000,000 authorized shares of Common Stock at a par value of $0.0001 per share and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01 per share.

Preferred Stock

As of December 31, 2022, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Preferred Stock, 2,900.31 shares of its Series N Preferred Stock, 8,685.09 shares of its Series O Preferred Stock and 10,194.87 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

Series F Preferred Stock

On September 27, 2022, the Company’s then outstanding 17,500 shares of Series F Convertible Preferred Stock that were issued on September 27, 2017 in connection with the acquisition of Genomas, Inc. and originally valued at $174,097 were mandatorily converted into one share of the Company’s common stock in accordance with their terms.

Series H Preferred Stock

Each of the 10 shares of the Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On December 31, 2022, the Series L Preferred Stock was convertible into approximately 2.8 billion shares of the Company’s common stock at a conversion price of $0.00009 per share.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest on that date, in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 8 for a discussion of the Company’s indebtedness to Mr. Diamantis as of December 31, 2022 and 2021.

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

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock. On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock with a stated value of approximately $0.6 million for 9,500 shares of the Company’s common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The Company recorded $0.3 million of deemed dividend in the year ended December 31, 2021 as a result of the issuance of the warrants. The initial fair value was calculated using the Black Scholes valuation model as more fully discussed in Note 11. The warrants have a three-year term and, as of December 31, 2022, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. On December 31, 2022, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 208.1 billion shares of the Company’s common stock.

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

During the years ended December 31, 2022 and 2021, the holders converted 3,035.57 shares and 23,498.5 shares, respectively, of their Series N Preferred Stock with a stated value of $3.0 million and $23.5 million, respectively, into 16.0 billion and 4.2 million shares, respectively, of the Company’s common stock. As of December 31, 2022, the holders had converted a total of 27,535,21 shares of their Series N Preferred Stock, with a stated value of $27.5 million, into 29.1 billion shares of the Company’s common stock. On December 31, 2022, 2,900.31 shares of Series N Preferred Stock remained outstanding and were convertible into 32.2 billion shares of the Company’s common stock.

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

As a result, during the year ended December 31, 2021, the Company issued 9,900 shares of its Series O Preferred Stock and it received proceeds of $9.0 million. No shares of Series O Preferred Stock were issued during 2022. Each share of the Series O Preferred Stock has a stated value of $1,000. During the year ended December 31, 2021, the Company recorded $2.0 million of deemed dividends as a result of the issuances of shares of its Series O Preferred Stock. The deemed dividends resulted from the difference between the stated value of the shares of Series O Preferred Stock issued and the proceeds received, as well as the 10% conversion price discount.

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

During the year ended December 31, 2022, the holders converted 1,214.9 shares of their Series O Preferred Stock with a stated value of $1.2 million into 13.1 billion shares of the Company’s common stock. On December 31, 2022, 8,685.09 shares of Series O Preferred Stock remained outstanding and were convertible into 96.5 billion shares of the Company’s common stock.

Series P Preferred Stock

On November 7, 2021, the Company entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company wherein the investors agreed to reduce their holdings of $1.1 million principal value of then outstanding warrant promissory notes payable and $4.5 million of then outstanding 2019 Debentures, plus accrued interest thereon of $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.87 shares of the Company’s Series P Preferred Stock. (Debentures are more fully discussed in Note 8). Each share of the Series P Preferred Stock has a stated value of $1,000. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the debenture holders in March 2017 were extended from March 21, 2022 to March 21, 2024, as more fully described below under the heading “Common Stock Warrants” and in Note 11.

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million. During the years ended December 31, 2022 and 2021, the Company recorded $0.3 million and $2.4 million, respectively, of deemed dividends as a result of the issuances of shares of its Series P Preferred Stock. The deemed dividends resulted from the difference between the stated value of the shares of Series P Preferred Stock issued and the proceeds received, as well as the 10% conversion price discount.

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

On December 31, 2022, 10,194.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible into 113.3 billion shares of the Company’s common stock.

The following table summarizes the activity in the Company’s various classes of preferred stock included in Stockholders’ Deficit for the years ended December 31, 2022 and 2021:

	Series H		Series F		Series L		Series M		Series N		Series O		Series P		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	10	$-	1,750,000	$17,500	250,000	$2,500	20,810	$208	5,936	$59	9,900	$99	8,545	$85	2,045,201	$20,451
Conversion of Series F Preferred Stock into common stock	-	-	(1,750,000)	(17,500)	-	-	-	-	-	-		-	-	-	(1,750,000)	(17,500)
Issuances of Series P Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	1,650	17	1,650	17
Conversions of Series N Preferred Stock into common stock	-	-	-	-	-	-	-		(3,036)	(30)	-	-	-	-	(3,036)	(30)
Conversions of Series O Preferred Stock into common stock	-	-	-	-	-	-	-	-	-	-	(1,215)	(12)	-	-	(1,215)	(12)
Balance December 31, 2022	10	$-	-	$-	250,000	$2,500	20,810	$208	2,900	$29	8,685	$87	10,195	$102	292,600	$2,926

	Series H		Series F		Series L		Series M		Series N		Series O		Series P		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	10	$-	1,750,000	$17,500	250,000	$2,500	22,000	$220	29,434	$294	-	$-	-	$-	2,051,444	$20,514
Issuances of Series O Preferred Stock	-	-	-	-	-	-	-	-	-	-	9,900	99	-	-	9,900	99
Issuance of Series P Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	8,545	85	8,545	85
Exchange of Series M Preferred Stock for common stock	-	-	-	-	-	-	(570)	(6)	-	-	-	-	-	-	(570)	(6)
Conversion of Series M Preferred Stock into common stock	-	-	-	-	-	-	(620)	(6)	-	-	-	-	-	-	(620)	(6)
Conversions of Series N Preferred Stock into common stock	-	-	-	-	-	-	-	-	(23,498)	(235)	-	-	-	-	(23,498)	(235)
Balance December 31, 2021	10	$-	1,750,000	$17,500	250,000	$2,500	20,810	$208	5,936	$59	9,900	$99	8,545	$85	2,045,201	$20,451

Common Stock

The Company had 29.1 billion and 4.2 million shares of its common stock issued and outstanding at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company issued one share of its common stock upon the conversion of 1,750,000 shares of its Series F Preferred Stock, 16.0 billion shares of its common stock upon the conversions of 3,035.57 shares of its Series N Preferred Stock and 13.1 billion shares of its common stock upon conversions of 1,214.91 shares of its Series O Preferred Stock. During the year ended December 31, 2021, the Company issued 45 shares of its common stock upon the conversion of 619.65 shares of its Series M Preferred Stock, 9,500 shares of its common stock upon the exchange of 570 shares of its Series M Preferred Stock and 4.2 million shares of its common stock upon the conversions of 23,498.521 shares of its Series N Preferred Stock.

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

As a result of the Voting Agreement discussed above and the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all outstanding rights to acquire potentially dilutive common shares.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Number of options	Weighted- average exercise price	Weighted- average contractual term (years)
Outstanding at December 31, 2020	26	$2,992,125	5.33
Granted	-
Expired	-
Outstanding at December 31, 2021	26	$2,992,125	4.33
Granted	-
Expired	-
Outstanding at December 31, 2022	26	$2,992,125	3.37

Exercisable at December 31, 2022	26	$2,992,125

As of December 31, 2022, the weighted average remaining contractual life was 3.37 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2022 and 2021 was $0. As of December 31, 2022, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2022:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$10,000,000	5	3.25	$10,000,000	$-	5	$10,000,000	$-
$5,000,000	5	3.25	$5,000,000	-	5	$5,000,000	-
$269,580	8	3.33	$269,580	-	8	$269,580	-
$80,906	8	3.54	$80,906	-	8	$80,906	-
	26	3.37	$2,992,125	$–	26	$2,992,125	$-

Common Stock Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 511.3 billion shares at December 31, 2022. During the year ended December 31, 2022, as a result of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 511.3 billion shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 8.

Included in the warrants outstanding at December 31, 2021 were the March Warrants issued in connection with the March 2017 Debentures. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors. At December 31, 2022, these warrants were exercisable into an aggregate of approximately 507.6 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At December 31, 2022, the Series A Warrants were exercisable for 190.0 billion shares of the Company’s common stock. They were exercisable upon issuance and had an initial term of exercise equal to five years. At December 31, 2022, the Series B Warrants were exercisable for 127.6 billion shares of the Company’s common stock and were exercisable, prior to their extension discussed below, until March 21, 2022. At December 31, 2022, the Series C Warrants were exercisable for 190.0 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with the November 2021 Exchange Agreements. At December 31, 2022, the Series A, Series B and Series C Warrants each have an exercise price of $0.00009 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

Deemed Dividends

During the years ended December 31, 2022 and 2021, reductions in the exercise prices of the March Warrants and the extensions of warrants, including the extension of the March Warrants, have given rise to deemed dividends. Deemed dividends have also been recorded as a result of the issuance of warrants. See Note 11 for the assumptions used in the calculations of these deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 2, 3 and 11.

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

The following summarizes the information related to the number of shares of common stock issuable under outstanding warrants during the years ended December 31, 2022 and 2021:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2020	467	$195,607
Issuance of warrants	4,750	70.00
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	54,798,363	-
Expiration of warrants	(522,922)	(27.11)
Balance at December 31, 2021	54,280,658	$1.43
Issuance of warrants	-	-
Expiration of warrants	(33,601,211)	(0.9141)
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	511,312,671,643	-
Balance at December 31, 2022	511,333,351,090	$0.00009

The 4,750 warrants issued during the year ended December 31, 2021 were issued pursuant to an exchange agreement with the holder of the Series M Preferred Stock as more fully discussed above under the heading, “Series M Preferred Stock.”

See above and Notes 2, 3 and 11 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Note 13 – Income Taxes

The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	$(301,766)	$(14,860)
State	(11,083)	(164,670)
	(312,849)	(179,530)

Deferred
Federal	-	-
State	-	-
	-	-

Provision for income taxes	$(312,849)	$(179,530)

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	%	%
Federal statutory rate	21.0	21.0
Permanent and other items	(17.0)	0.6
Federal income taxes audit and other adjustments	-	63.5
Change in valuation allowance	(14.5)	(81.6)
	(10.5)	3.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2022 and 2021.

Deferred tax assets and liabilities are comprised of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Amortization	$375,821	$460,537
Net operating loss carryforward	15,445,916	15,164,992
Allowance for doubtful accounts	387,818	401,436
Charitable contributions	644	644
Stock options	1,003,453	1,003,453
Accrued liabilities	1,826,839	1,711,890
HHS Provider Relief Funds	67,685	-
Employee retention credit	292,282	292,282
HTS and AMSG basis difference	878,709	878,709
Deferred state tax asset	4,089,682	3,683,024
	24,368,849	23,596,967
Deferred income tax liabilities:
Depreciation	(583,812)	(691,456)
Deferred tax asset, net	23,785,037	22,905,511

Less: valuation allowance	(23,785,037)	(22,905,511)

Net deferred tax assets	$-	$-

Management has reviewed the provisions regarding assessment of its valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $23.8 million and $22.9 million against its net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company has federal net operating loss carryforwards totaling approximately $73.6 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2032. The Company believes that a Section 382 limitation may exist for a portion of its net operating losses but at this time has not identified to which losses these limitations would relate.

During the year ended December 31, 2020, the U.S. Congress approved the CARES Act, which allows a five-year carryback privilege for federal net operating tax losses that arose in a tax year beginning in 2018 and through 2020. As a result, during the year ended December 31, 2020, the Company recorded approximately $1.1 million in refunds from the carryback of certain of its federal net operating losses. During the year ended December 31, 2021, the Company received income tax refunds of $0.3 million, which represented income tax refunds associated with the CARES Act. The Company used the $0.3 million of refunds that it received in 2021 to repay a portion of the amount that it owes for federal tax liabilities that arose from the Company’s 2015 federal income tax audit. At December 31, 2022, the Company had federal income tax receivables of $0.8 million and federal tax liabilities of $0.7 million and it had state tax liabilities totaling $0.6 million.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to hospitals. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in net revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at December 31, 2022.

On December 7, 2016, the holders of the Tegal Notes (see Note 8) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. As of December 31, 2022, the Company has repaid $50,055 of the principal amount of these notes.

The Company, as well as many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries were sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The Company and the Receiver entered into a settlement agreement dated effective as of September 30, 2021, under which the Company agreed to pay $500,000 as full and final settlement of principal and interest, of which $200,000 was paid on November 4, 2021 and the remaining $300,000 was due in six consecutive monthly installments of $50,000. Accordingly, the settlement amount was fully paid as of December 31, 2022 (see Note 8). As a result of the settlement, the Company recorded a gain from legal settlement of $2.2 million in the year ended December 31, 2021.

On September 13, 2018, Laboratory Corporation of America sued EPIC, a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed. The court awarded a judgment against EPIC in May 2019 for approximately $155,000. The Company has recorded the amount owed as a liability as of December 31, 2022.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. On January 27, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis agreed to settle the obligation in full for $580,000. The promissory note, forbearance agreement and final settlement are also discussed in Notes 8 and 18.

In June 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained a judgment against the Company in the amount of $592,650. The Company has recorded this judgment as a liability as of December 31, 2022. However, management believes that a number of insurance payments were made to CHSPSC for services provided after the change of ownership and believes that these payments will offset portions of the judgment.

In August 2019, Morrison Management Specialists, Inc. obtained a judgment against Jamestown Regional Medical Center and the Company in Fentress County, Tennessee in the amount of $194,455 in connection with housekeeping and dietary services. The Company has recorded this liability as of December 31, 2022.

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. On February 15, 2023, the Company and Newstat agreed to settle the amount owed for $210,000 in four equal monthly payments of $52,500 beginning February 2023. The Company has made the payments under the settlement agreement to date. The Company has recorded the $210,000 as a liability as of December 31, 2022.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company made the required payments due during 2022 and 2021 and has recorded the remaining amounts owed as a liability as of December 31, 2022.

In July 2021, WG Fund, Queen Funding and Diesel Funding filed legal actions in New York State Supreme Court for Kings County to recover amounts claimed to be outstanding on accounts receivable sales agreements entered into in 2020. On September 14, 2021, the Company entered into separate stipulation of settlement agreements with the three funding parties under which the Company agreed to repay an aggregate of $0.9 million in equal monthly payments totaling $52,941 through January 1, 2023. As of December 31, 2022, the settlement amounts were paid in full.

A sealed qui tam lawsuit in the US District Court for the Southern District of Florida against the Company was filed in July 2021. This lawsuit was unsealed in November 2022 and Clifford Barron disclosed as the Plaintiff-Relator asserting violations of the False Claims Act. Clifford Barron was an employee of CollabRx, Inc. (a San Francisco based, wholly owned subsidiary of the Company) until early 2018. Following his resignation on January 17, 2018, Clifford Barron sought and received a judgment against the Company for approximately $253,000 he claimed was owed to him by the CollabRx subsidiary for severance and payment of COBRA. On receiving the judgment, he collected all monies owed to him under this judgment, including from the Company’s rural healthcare operations in Tennessee with which he was not involved. Payments included approximately $164,000 secured from hospital operating and other bank accounts by garnishments initiated by Jonathan Swann Taylor of Taylor & Knight, GP, Knoxville Tennessee, on behalf of Clifford Barron in May 2022. Clifford Barron has not been an employee of any subsidiary of the Company since January 2018, is not involved with the Company and has no knowledge of the Company’s operations, financial status, or controls. On November 21, 2022, the Company was advised that the U.S. Department of Justice has intervened in the action filed by the Plaintiff-Relator, Clifford Barron and has requested repayment of HHS Provider Relief Funds that certain subsidiaries of the Company obtained and other relief. The Company has retained the services of a specialist third-party accounting firm to complete a forensic review of the expenditure of all monies expended since the receipt of HHS Provider Relief Funds. It has been discovered that certain filing requirements of the Company’s operating subsidiaries were incomplete or contained errors that did not accurately reflect the expenditure of HHS Provider Relief Funds received. The Company disputes the allegations made and believes that the forensic review of funds expended will address the lawsuit and demonstrate adherence with the applicable rules for use of HHS Provider Relief Funds. Accordingly, no amount has been accrued for this potential liability at December 31, 2022. There is no assurance that the Company will be able to retain all HHS Provider Relief Funds it has received nor avoid payment of other relief sought by the Department of Justice. Any requirement to repay a significant amount of HHS Provider Relief Funds could have a material adverse effect on the Company.

Note 15 – Discontinued Operations

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

As a result of the sale, the Company recorded the InnovaQor Series B-1 Preferred Stock as a long-term asset valued at $9.1 million and a gain on the sale of HTS and AMSG of $11.3 million in the year ended December 31, 2021. Approximately $9.1 million of the gain resulted from the value of the 14,950 shares of InnovaQor Series B-1 Preferred Stock received and $2.2 million resulted from the transfer to InnovaQor of the net liabilities of HTS and AMSG. The fair value of the InnovaQor Series B-1 Preferred Stock that the Company received as consideration for the sale of $9.1 million was based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

During the year ended December 31, 2021, 100 shares of InnovaQor Series B-1 Preferred Stock valued at $60,714 were used to settle accrued interest that was due under the terms of notes payable dated January 31, 2021 and February 16, 2021, leaving a balance of the InnovaQor Series B-1 Preferred Stock held by the Company of $9.0 million at December 31, 2022 and 2021. The notes payable are more fully discussed in Note 8.

In reviewing the fair value of the InnovaQor Series B-1 Preferred Stock, the Company believes that the value recorded at December 31, 2022 of $9.0 million represents its fair value. In determining fair value, consideration was given to: (i) the variable rate conversion feature of the InnovaQor Series B-1 Preferred Stock in that changes in the price of the common stock do not affect conversion value; (ii) recent sales and offering prices by InnovaQor of shares of its common stock; (iii) that InnovaQor is actively seeking additional capital; and (iv) other considerations that we believe will bolster the underlying liquidity of InnovaQor’s common stock.

See Note 9 for a discussion of related party transactions between the Company and InnovaQor.

During the third quarter of 2020, the Company made a decision to sell EPIC and it made a decision to discontinue several other non-operating subsidiaries, and as a result, EPIC’s operations and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Carrying amounts of major classes of liabilities of EPIC and one other non-operating subsidiary included as part of discontinued operations in the consolidated balance sheets as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021

Accounts payable	$1,115,066	$1,108,066
Accrued expenses	341,046	341,410
Current liabilities of discontinued operations	$1,456,112	$1,449,476

Major line items constituting (loss) income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2022 and 2021 consisted of the following:

Consolidated (Loss) Income from Discontinued Operations:

	Year Ended December 31,
	2022	2021

Revenue from services	$-	$216,941
Cost of services	-	2,396
Gross profit	-	214,555
Operating expenses	8,991	682,659
Other (expense) income	(9,484)	41,695
Gain from sale	-	11,303,939
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(18,475)	$10,877,530

Note 16 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2022	2021
Cash paid for interest	$1,545,839	$100,000
Cash paid for income taxes	$-	$281,025

Non-cash investing and financing activities:
Issuance of notes payable in settlement of accounts payable and accrued expenses	$-	$2,352,961
Series F Preferred Stock converted into common stock	17,500	-
Series M Preferred Stock converted/exchanged into common stock	-	1,189,650
Deemed dividends from issuance of common stock warrants under exchange agreement	-	341,525
Series N Preferred Stock converted into common stock	3,035,570	23,498,521
Series O Preferred Stock converted into common stock	1,214,910	-
Deemed dividends from issuances of Series O Preferred Stock	-	2,000,000
Issuance of Series P Preferred Stock in exchange for debentures, accrued interest and warrant promissory notes	-	7,111,230
Deemed dividends from exchanges of debt for Series P Preferred Stock	-	2,382,985
Deemed dividends from issuances of Series P Preferred Stock	333,333	-
Preferred stock of InnovaQor received from the sale of HTS and AMSG	-	9,117,500
Net liabilities of HTS and AMSG transferred to InnovaQor	-	2,227,152
Settlement of liability with InnovaQor preferred stock	-	60,714
Deemed dividends from down-round provisions of warrants and debentures	330,543,036	490,216,635
Deemed dividends from extensions of common stock warrants	-	11,535,862
Non-cash interest income	212,819	-
Original issue discounts on debt	50,000	100,000

Note 17 – Recent Accounting Pronouncements

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB is issuing this ASU to: (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU do not change the principles of fair value measurement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company should apply the amendments prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. We have not yet determined the impact of adopting this new accounting guidance on our consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 18 – Subsequent Events

Conversions of Series N and Series O Preferred Stock

Subsequent to December 31, 2022 and through March 30, 2023, the Company issued an aggregate of 850,000,000 shares of its common stock upon conversions of 36 shares of its Series N Preferred Stock with a stated value of $36,000 and 40.5 shares of its Series O Preferred Stock with a stated value of $40,500. The total potentially dilutive common shares, including outstanding common stock totaled 1.0 trillion on March 30, 2023.

O’Killough Note Settlement

On January 27, 2023, the Company, Mr. Diamantis and Mr. O’Killough entered into a settlement agreement whereby Mr. O’Killough agreed to a one-time payment of $580,000 to satisfy all obligations of the Company and Mr. Diamantis under the terms of a promissory note and forbearance agreement. The Company provided $300,000 as partial payment towards the settlement and Mr. Diamantis provided $280,000 in connection with a personal guaranty of amounts to Mr. O’Killough. The $280,000 paid to Mr. O’Killough by Mr. Diamantis was added to the balance of loans provided by Mr. Diamantis to the Company. The loans provided by Mr. Diamantis to the Company are also discussed in Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2022.

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

The Company expects improvements to be made on the integration of information issues during 2023 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company has taken or is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	53	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gary L. Blum	82	Director
Trevor Langley	60	Director

All directors of the Company serve one-year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since May 10, 2019. Mr. Lagan has been, either individually or through Alcimede LLC or Alcimede Limited, a consultant to Medytox since May 2011. Mr. Lagan has been a manager of Alcimede LLC since its formation in 2007. Alcimede LLC is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Alcimede Limited is a Bahamian company that provides similar consulting services as Alcimede LLC. Mr. Lagan also currently serves, through Alcimede Limited, as chief executive officer of most of the subsidiaries of the Company. From September 2008 through May 2011, Mr. Lagan was a private investor. Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Gary L. Blum has served as a director of the Company since October 11, 2017. He established the Law Offices of Gary L. Blum in 1986. Mr. Blum has served as counsel for a wide variety of closely-held and public companies for over three decades. Prior to becoming an attorney, he was a tenured professor of philosophy at the University of Nebraska, Omaha. From September 2009 to July 2017, Mr. Blum served as Chairman, Chief Executive Officer and Chief Financial Officer of Thunderclap Entertainment, Inc. (now known as TraqIQ, Inc.), a company whose business was to develop, produce and distribute low-budget independent feature films. He has also been Chairman of Diamond Wellness Holdings, Inc. (formerly PotNetwork Holdings, Inc.) since November 2015 and was its Chief Executive Officer from November 2015 until September 2017. That company is engaged in the development and sales of hemp-derived CBD oil containing products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2022, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2022. The Company did not have any other executive officers during the fiscal year ended December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Seamus Lagan	2022	(1)	$—	$—	$—	$—	$—	$424,500	$424,500
President, CEO, Interim CFO and Director	2021	(1)	$—	$—	$—	$—	$—	$387,000	$387,000

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since May 10, 2019.

(2)	All other compensation for the year ended December 31, 2022 includes, for Mr. Lagan, consulting fees of $375,000, an incentive bonus of $37,500 and an automobile expense allowance of $12,000. All other compensation for the year ended December 31, 2021 includes, for Mr. Lagan, consulting fees of $375,000 and an automobile expense allowance of $12,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2022:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	1	-	-	$10,000,000	3/23/2026	-	-	-	-
	1	-	-	$5,000,000	3/23/2026	-	-	-	-
	1	-	-	$250,000	5/2/2026	-	-	-	-
	1	-	-	$75,000	7/17/2026	-	-	-	-

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS AND DIRECTOR COMPENSATION

Seamus Lagan

On October 1, 2012, Medytox Solutions, Inc. (“Medytox”) entered into a consulting agreement with Alcimede LLC, which is controlled by Mr. Lagan. This agreement replaced and superseded a previous Alcimede consulting agreement. This agreement was originally for three years, and was then subject to annual renewals thereafter, unless either party gave notice of non-renewal. The agreement provided for a retainer of $20,000 per month and reimbursement to Alcimede for its out-of-pocket expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement, Alcimede was issued 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share. The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the merger of Medytox with the Company on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-merger basis and do not reflect the reverse splits effected by the Company since the merger.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede LLC was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede LLC received a cash bonus of $200,000. On April 1, 2017, Alcimede LLC agreed to a voluntary reduction in the monthly retainer to $20,833, which was increased back up to $31,250 in April 2018. In September 2020, it was agreed to pay $100,000 to renew the Alcimede LLC consulting agreement for a three-year period. It was further agreed that this consulting agreement could be assigned to another entity and that termination of the agreement would trigger a $500,000 payment. On November 1, 2021, that consulting agreement was replaced by an agreement between the Company and Alcimede Limited, a Bahamian company of which Mr. Lagan is the Managing Director. The new agreement is for three years and is renewable for one-year periods thereafter. It contains similar terms as the prior agreement with regard to monthly fees and expense reimbursements. Alcimede Limited received a $37,500 cash bonus during the year ended December 31, 2022.

Director Compensation

Non-executive directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay other directors for Board service in addition to their regular compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-executive Director in the fiscal year ended December 31, 2022:

Director	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Gary L. Blum	$40,008	$-	$-	$-	$-	$40,008
Trevor Langley	$40,008	$-	$-	$-	$-	$40,008

In December 2022, the Company’s two non-executive directors each agreed to a $50,000 cash payment in lieu of accrued director fees of $115,042 for Mr. Blum and accrued director fees of $140,044 for Mr. Langley. Accordingly, no fees were owed to any director at December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of March 15, 2023 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the persons and entities listed below possess sole voting and investment power with respect to their shares. The address of each of our executive officers and directors is c/o Rennova Health, Inc., 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401. All of the outstanding shares of Series L Convertible Preferred Stock (“Series L Preferred Stock”) are owned by Alcimede LLC, of which Mr. Lagan, our Chief Executive Officer, is the sole manager. Mr. Diamantis owns all of the outstanding Series M Convertible Redeemable Preferred Stock (“Series M Preferred Stock”) and has granted to Mr. Lagan an irrevocable proxy to vote the Series M Preferred Stock. The conversion of the Series M Preferred Stock is subject to an ownership blocker of 4.99%.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership (1)
Seamus Lagan	-	(2)	54.78	%(2)

Gary L. Blum	-		-

Trevor Langley	-		-

All Directors and Executive Officers as a Group (3 persons) (3)	-	(2)	54.78	%(2)

Sabby Healthcare Master Fund, Ltd. (4)	2,990,438,793		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (4)	2,990,438,793		9.99%

(1)	Based on 29,934,322,257 shares of Common Stock issued and outstanding as of March 15, 2023, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)	Alcimede LLC of which Mr. Lagan is the sole manager, owns 250,000 shares of Series L Preferred Stock. As of March 15, 2023, these shares of Series L Preferred Stock were convertible into 2,500,000,000 shares of Common Stock. In addition, on August 13, 2020, Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock owned by Mr. Diamantis. As a result, as of March 15, 2023, Mr. Lagan and Alcimede LLC owned, or had the right to vote, securities holding 54.78% of the total voting power of the Company’s voting securities. Because the conversion price of the Series L Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible, and the votes to which the Series L Preferred Stock is entitled, will fluctuate.

(3)	Includes Messrs. Lagan, Blum and Langley. Alcimede LLC also owns 250,000 shares of Series L Preferred Stock and Mr. Lagan has an irrevocable proxy to vote the shares of Series M Preferred Stock owned by Mr. Diamantis, as described in the above footnote.

(4)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on January 22, 2020. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the debentures, the Series N Preferred Stock, the Series O Preferred Stock and the Series P Preferred Stock and the exercise of the warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede LLC, which is controlled by Mr. Lagan, billed the Company an aggregate of $0.4 million and $0.4 million for consulting fees and reimbursement of expenses pursuant to consulting agreements for the years ended December 31, 2022 and 2021, respectively. In addition, Alcimede LLC received a payment of $37,500 for the year ended December 31, 2022 as a bonus payment and $100,000 for the year ended 2020 for renewal and amendment to an existing consulting agreement. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833, which was increased back up to $31,250 in April 2018. On February 3, 2015, the Company borrowed $3.0 million from Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Series J Agreement”) with Alcimede. Pursuant to the Series J Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock had a stated value of $1.00 and was entitled to 8% per annum cumulative dividends at the discretion of the Company’s Board of Directors. On September 27, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series K Convertible Preferred Stock (the “Series K Preferred Stock”). On December 29, 2019, the Company entered into an Exchange Agreement (the “Series K Agreement”) with Alcimede. Pursuant to the Series K Agreement, the Company issued to Alcimede 250,000 shares of the Series K Preferred Stock in exchange for the 250,000 shares of Series J Preferred Stock. The shares of Series J Preferred Stock were cancelled and, under the Series K Agreement, Alcimede relinquished all rights to any cumulative dividends on the Series J Preferred Stock. The terms of the Series K Preferred Stock did not provide for cumulative dividends. On May 4, 2020, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of Series L Convertible Preferred Stock (the “Series L Preferred Stock”). On May 5, 2020, the Company entered into an Exchange Agreement (the “Series L Agreement”) with Alcimede. Pursuant to the Series L Agreement, the Company issued to Alcimede 250,000 shares of the Series L Preferred Stock in exchange for the 250,000 shares of Series K Preferred Stock. The shares of Series K Preferred Stock were cancelled. The Series L Preferred Stock was not convertible prior to December 1, 2020 (as compared to the Series K Preferred Stock which was convertible immediately) and the Series L Preferred Stock is not entitled to receive any dividends (unlike the Series K Preferred Stock, which was entitled to share in any dividends payable on the Common Stock).

During the year ended December 31, 2022, Mr. Diamantis loaned the Company $1.1 million, which was used by the Company to repay a portion of the amounts past due for principal and interest under a promissory note, for which Mr. Diamantis is a guarantor. During the year ended December 31, 2021, Mr. Diamantis loaned the Company $0.9 million, the majority of which was used for working capital purposes. During the years ended December 31, 2022 and 2021, the Company repaid Mr. Diamantis $0.2 million and $0.9 million, respectively. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed below.

During the years ended December 31, 2022 and 2021, the Company incurred interest expense of $0.1 million and $0.1 million, respectively, on the loans from Mr. Diamantis. During the year ended December 31, 2022, the Company paid $0.4 million of accrued interest owed to Mr. Diamantis. As of December 31, 2022 and 2021, accrued interest on the loans from Mr. Diamantis totaled $0 and $0.3 million, respectively. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

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

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 9,500 shares of common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of December 31, 2022, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million, which was guaranteed by Mr. Diamantis. The payments due on November 8, 2019 and December 26, 2019 were not made and in February 2020 the lender sued the Company and Mr. Diamantis. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. On January 27, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis agreed to settle the obligation in full for $580,000.

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

Item 14.	Principal Accountant Fees and Services.

Effective September 24, 2018, we engaged Haynie & Company (“Haynie”) to serve as our independent registered public accounting firm. The engagement of Haynie was approved by our Audit Committee on January 4, 2022 for the 2021 audit year and December 8, 2022 for the 2022 audit year. The aggregate fees billed for services rendered by Haynie for the years ended December 31, 2022 and 2021 were $248,000 and $298,625, respectively.

Description of Services:	Fiscal 2022	Fiscal 2021
Audit	$248,000	$248,000
Audit-Related	–	50,625
Tax	–	–
All Other	–	–
Total Fees	$248,000	$298,625

Audit Fees

The aggregate fees billed for audit services related to the fiscal years ended December 31, 2022 and 2021 were $248,000 and $248,000, respectively.

Audit-Related Fees

In the fiscal year ended 2021, Haynie billed the Company $50,625 for audits and reviews of the Company’s subsidiaries Health Technology Solutions, Inc. and Advanced Molecular Services Group, Inc.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Haynie during 2022 and 2021.

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

Rennova Health, Inc.

Date: April 17, 2023	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer, President, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, President, Director, and Interim Chief Financial Officer	April 17, 2023
Seamus Lagan	(Principal Executive Officer and Principal Financial Officer)

/s/ Trevor Langley	Director	April 17, 2023
Trevor Langley

/s/ Gary L. Blum	Director	April 17, 2023
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).
3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).
3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).
3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).
3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).

3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).
3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019).
3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with SEC on May 5, 2020).
3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020).
3.24	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.24 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).
3.25	Certificate of Designation for Series N Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.25 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
3.26	Certificate of Designation for Series O Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.26 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2021).
3.27	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed July 14, 2021 (incorporated by reference to Exhibit 3.27 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.28	Certificate of Designation for Series P Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.28 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.29	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 5, 2021 (incorporated by reference to Exhibit 3.29 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.30	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 11, 2022 (incorporated by reference to Exhibit 3.30 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2022).
4.1	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.3	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
4.4	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
4.5	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
4.7	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).
4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
4.12	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020).

10.1**	2007 Incentive Award Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 30, 2007).
10.2**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.3	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).
10.4	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.5	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.6	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.7**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.8**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.9**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.10**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.11**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.12**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.13**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.14**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.15**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.16	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.17**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.18**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.19**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.20**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.21**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.22	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.23	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.24	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.25	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.26**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).
10.27**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).
10.28**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).
10.29	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).
10.30	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.31	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.32	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.33	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.34**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.35	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.36	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).
10.37	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.38	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.39	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.40	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.41	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.42	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.43	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.44	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.45	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.46	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.47	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.48	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.49	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.50	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.51	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.52	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.53	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.54	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.55	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.56	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).
10.57	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.58	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.59	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.60**	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).

10.61	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.62	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.63	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.64	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.65	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.66	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).
10.67	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).
10.68	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).
10.69	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
10.70	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).
10.71	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).
10.72	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
10.73	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).
10.74	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).
10.75	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).
10.76	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).
10.77	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.78	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).
10.79	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.80	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).
10.81	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).
10.82	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).
10.83	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).
10.84	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).
10.85	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).
10.86	Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019).
10.87	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).
10.88	Exchange Agreement, dated as of June 30, 2020, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2020).
10.89	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020).
10.90	Form of Exchange, Redemption and Forbearance Agreement, dated as of August 31, 2020, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
10.91	Form of Securities Purchase Agreement, dated as of May 10, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021).
10.92	Exchange Agreement, dated as of August 27, 2021, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).
10.93	Form of Securities Purchase Agreement, dated as of September 7, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2021).
10.94	Form of Securities Purchase Agreement, dated as of October 28, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2021).
10.95	Form of Exchange and Amendment Agreement, dated as of November 7, 2021, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
10.96	Promissory Note, dated August 10, 2021 by Rennova Health, Inc. and Jellico Medical Center, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.97	Promissory Note, dated August 10, 2021, by Rennova Health, Inc and Scott County Community Hospital, Inc. d/b/a Big South Fork Medical Center (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.98	Form of Securities Purchase Agreement, dated as of January 31, 2022, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).
10.99**	Agreement between Alcimede Limited and Rennova Health, Inc. effective as of November 1, 2021(incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)

10.100	Promissory Note between InnovaQor, Inc. (Borrower) and Rennova Health, Inc. (Holder) dated December 31, 2022 (2)
21	List of Subsidiaries of the Registrant (2)
23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)
31.1	Section 302 Certification of the Chief Executive Officer (2)
31.2	Section 302 Certification of the Interim Chief Financial Officer (2)
32.1	Section 906 Certification of the Chief Executive Officer (3)
32.2	Section 906 Certification of the Interim Chief Financial Officer (3)
101.INS	Inline XBRL Instance Document. (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)
104	Cover Page Interactive Date Title – the cover page XBRL tags are embedded within the Inline XBRL Document (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

