Form 10-Q
period 2023-03-31
Rennova Health, Inc.
filed 2023-05-15
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 29,934,322,257 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2023

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$251,221	$499,470
Accounts receivable, net	2,848,916	3,110,969
Note receivable / receivable from related party	1,771,106	1,457,253
Inventory	277,178	242,645
Prepaid expenses and other current assets	320,404	215,365
Income tax refunds receivable	837,460	837,460
Total current assets	6,306,285	6,363,162

Property and equipment, net	4,320,617	4,194,299
Intangible asset	259,443	259,443
Investment	9,016,072	9,016,072
Deposits	164,413	165,530
Right-of-use assets	505,954	574,256
Total assets	$20,572,784	$20,572,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $15,625 and $47,636, respectively)	$11,755,867	$11,514,322
Accrued expenses	20,014,407	19,563,808
Income taxes payable	1,348,425	1,348,425
Current portion of notes payable	1,780,010	2,917,390
Current portion of loan payable, related party	3,003,000	2,995,000
Current portion of debentures	8,322,240	8,622,240
Current portion of right-of-use operating lease obligations	189,875	215,063
Current portion of finance lease obligation	220,461	220,461
Derivative liabilities	455,336	455,336
Current liabilities of discontinued operations	1,456,112	1,456,112
Total current liabilities	48,545,733	49,308,157

Right-of-use operating lease obligations, net of current portion	316,079	359,193
Total liabilities	48,861,812	49,667,350

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 2,864 and 2,900 shares issued and outstanding, respectively	29	29
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 8,645 and 8,685 shares issued and outstanding, respectively	86	87
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 10,195 shares issued and outstanding	102	102
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 29,934,322,257 and 29,084,322,257 shares issued and outstanding, respectively	2,993,432	2,908,432
Additional paid-in-capital	1,671,486,835	1,671,571,834
Accumulated deficit	(1,702,772,220)	(1,703,577,780)
Total stockholders’ deficit	(28,289,028)	(29,094,588)
Total liabilities and stockholders’ deficit	$20,572,784	$20,572,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net revenues	$4,915,896	$1,144,520

Operating expenses:
Direct costs of revenues	1,853,046	1,374,643
General and administrative expenses	2,216,670	1,572,336
Depreciation and amortization	94,135	116,824
Total operating expenses	4,163,851	3,063,803

Income (loss) from continuing operations before other income (expense) and income taxes	752,045	(1,919,283)

Other income (expense):
Other income, net	42,746	268,806
Net gain from legal settlements	563,032	5,282
Interest expense	(552,263)	(620,937)
Total other income (expense), net	53,515	(346,849)

Net income (loss) from continuing operations before income taxes	805,560	(2,266,132)

Provision for income taxes	-	-

Net income (loss) from continuing operations	805,560	(2,266,132)
Loss from discontinued operations	-	(1,434)

Net income (loss)	805,560	(2,267,566)
Deemed dividends	-	(135,924,745)
Net income (loss) available to common stockholders	$805,560	$(138,192,311)

Net income (loss) per share of common stock available to common stockholders - basic and diluted
Continuing operations	$0.00	$(28.71)
Discontinued operations	-	(0.00)
Total basic and diluted	$0.00	$(28.71)

Weighted average number of shares of common stock outstanding during the period – basic	29,754,877,813	4,812,754

Weighted average number of shares of common stock and common stock equivalents outstanding during the period - diluted	509,813,067,665	4,812,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2022	292,600	$2,926	29,084,322,257	$2,908,432	$1,671,571,834	$(1,703,577,780)	$(29,094,588)
Conversions of Series N Preferred Stock into common stock	(36)	-	400,000,000	40,000	(40,000)	-	-
Conversions of Series O Preferred Stock into common stock	(40)	(1)	450,000,000	45,000	(44,999)	-	-
Net income	-	-	-	-	-	805,560	805,560
Balance at March 31, 2023	292,524	$2,925	29,934,322,257	$2,993,432	$1,671,486,835	$(1,702,772,220)	$(28,289,028)

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

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss) from continuing operations	$805,560	$(2,266,132)
Adjustments to reconcile net (income) loss to net cash used in operations:
Depreciation and amortization	94,135	116,824
Other income from forgiveness of PPP notes payable	-	(334,819)
Net gain from legal settlements	(563,032)	(5,282)
Loss from discontinued operations	-	(1,434)
Changes in operating assets and liabilities:
Accounts receivable	262,053	140,155
Inventory	(34,533)	(10,764)
Prepaid expenses and other current assets	(105,039)	22,217
Security deposits	1,117	(10,000)
Change in right-of-use assets	68,302	27,412
Accounts payable	241,545	734,227
Accrued expenses	439,425	465,651
Change in right-of-use operating lease obligations	(68,302)	(27,412)
Net cash provided by (used in) operating activities of continuing operations	1,141,231	(1,149,357)
Net cash used in operating activities of discontinued operations	-	(2,323)
Net cash provided by (used in) operating activities	1,141,231	(1,151,680)
Cash flows from investing activities:
Purchases of equipment	(220,453)	-
Note receivable / receivable from related party	(313,853)	(127,313)
Net cash used in investing activities of continuing operations	(534,306)	(127,313)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(534,306)	(127,313)
Cash flows from financing activities:
Proceeds from related party loans	580,000	750,000
Payments on related party loans	(572,000)	-
Payments of debentures	(300,000)	-
Payments on notes payable	(563,174)	(933,418)
Receivables paid under accounts receivable sales agreements	-	(158,824)
Proceeds from issuances of Series P Preferred Stock	-	1,000,000
Cash paid for fractional shares in connection with reverse stock split	-	(9)
Net cash (used in) provided by financing activities of continuing operations	(855,174)	657,749
Net cash from financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	(855,174)	657,749

Net change in cash	(248,249)	(621,244)

Cash at beginning of period	499,470	724,524

Cash at end of period	$251,221	$103,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

CarePlus Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky. The clinic and its associated assets, which were acquired from CarePlus Rural Health Clinic, LLC, offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northwest of our Big South Fork Medical Center.

Basis of Presentation

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2023, and the results of its operations and changes in stockholders’ deficit for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 may not be indicative of results for the year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Income (Loss)

During the three months ended March 31, 2023 and 2022, comprehensive income (loss) was equal to the net income (loss) amounts presented in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and bad debt reserves, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of investments, equity and derivative instruments, deemed dividends, litigation and related reserves, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Codification (“ASC”), “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contractual allowances and estimated implicit price concessions. We also do not present “allowances for doubtful accounts” on our balance sheets.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). During the fourth quarter of 2022, the Company’s Big South Fork Medical Center received a communication that its final Medicare cost report for the six months ending December 31, 2021 was accepted and that it reflected a retroactive adjustment of $1.6 million as a result of an overpayment. Accordingly, the Company has reflected the $1.6 million cost report adjustment as a liability at March 31, 2023 and December 31, 2022. Furthermore, the Company recognized additional liabilities of $0.4 million and $0.5 million, respectively, at March 31, 2023 and December 31, 2022 (net of recoupments) based on further correspondence with its fiscal intermediary and likely overpayments by Medicare for fiscal 2022.

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

During the three months ended March 31, 2023 and 2022, estimated contractual allowances of $11.1 million and $8.1 million, respectively, and estimated implicit price concessions of $0.9 million and $1.4 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $12.0 million and $9.5 million, respectively, for the three months ended March 31, 2023 and 2022, we reported net revenues of $4.9 million and $1.1 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the three months ended March 31, 2023 and 2022.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. For finance leases, we record the present value of the lease payments as finance lease obligations. We do not separate lease and non-lease components of contracts. Our finance and operating leases are more fully discussed in Note 8.

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

On March 31, 2023 and December 31, 2022, we applied the Level 3 fair value hierarchy in determining the fair value of InnovaQor, Inc.’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), which is reflected on our condensed consolidated balance sheets as an investment. Also, on March 31, 2023 and December 31, 2022, we applied the Level 3 fair value hierarchy in determining the fair value of a derivative liability for an embedded conversion option of an outstanding convertible debenture. Our determination of fair value is more fully discussed in Note 9.

Derivative Financial Instruments and Fair Value, Including ASU 2017-11 and ASU 2021-04

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings (loss) per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic and diluted EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. We adopted this new accounting guidance on January 1, 2022. Under the new guidance, the FASB decided not to include convertible debt instruments in the guidance because ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the three months ended March 31, 2023 and 2022, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures issued in 2018 have floors of $0.052 per share and were not in-the-money during these periods. Debentures are more fully discussed in Note 6.

There were no triggers of down round provisions to warrants during the three months ended March 31, 2023. The incremental value of modification to warrants as a result of triggers of the down round provisions of $135.7 million was recorded as deemed dividends in the three months ended March 31, 2022. See Note 9 for an additional discussion of derivative financial instruments and deemed dividends.

In addition, we recorded deemed dividends of approximately $0.2 million during the three months ended March 31, 2022 as a result of the issuances of shares of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”), which is more fully discussed in Note 10.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted earnings (loss) per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of earnings (loss) per share for the three months ended March 31, 2023 and 2022.

Reverse Stock Split

On March 15, 2022, the Company effected a 1-for-10,000 reverse stock split (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10,000 shares of the Company’s common stock then outstanding was combined and automatically converted into one share of the Company’s common stock on March 15, 2022. The conversion and exercise prices of all of the Company’s outstanding convertible preferred stock, common stock purchase warrants, stock options and convertible debentures were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. The par value and other terms of the common stock were not affected by the Reverse Stock Split. All share, per share and capital stock amounts and common stock equivalents presented herein have been restated where appropriate to give effect to the Reverse Stock Split.

Amendment to Certificate of Incorporation

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

Note 2 – Liquidity and Financial Condition

Going Concern

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASC 205-40”), this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.

At March 31, 2023, the Company had a working capital deficit and a stockholders’ deficit of $42.2 million and $28.3 million, respectively. While we generated $0.8 million of income in the three months ended March 31, 2023, we incurred losses of $2.3 million and $3.3 million in the three months ended March 31, 2022 and the year ended December 31, 2022, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The losses in prior periods and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

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

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its net revenues, and eventually gain profitable operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of the Pandemic

The coronavirus (“COVID-19”) pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations. We have received Paycheck Protection Program loans (“PPP Notes”), which have been forgiven in accordance with their terms and employee retention credits and Department of Health and Human Services (“HHS”) Provider Relief Funds from the federal government. The HHS Provider Relief Funds are more fully discussed below. Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of HHS Provider Relief Fund receipts, including our ability to retain such funds as have been received.

HHS Provider Relief Funds

The Company received HHS Provider Relief Funds, which were provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of March 31, 2023, our facilities have received approximately $13.6 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through March 31, 2023, we have recognized a net of $13.0 million of these funds as income of which $0.6 million, $4.4 million and $8.0 million were recognized as income during the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, approximately $0.6 million of relief funds received as of March 31, 2023 are included on our balance sheets in accrued expenses, as more fully discussed in Note 5.

As of March 31, 2023, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions of the grants was based on, among other things, the various notices issued by HHS on September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the three months ended March 31, 2023 and the years ended December 31, 2022, 2021 and 2020. The Company believes that it was appropriate to recognize a net of $13.0 million of the HHS Provider Relief Funds as income in various periods, as discussed in the paragraph above. Accordingly, the $13.0 million is not recognized as a liability at March 31, 2023. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts of income previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

The Company has been served with a qui tam complaint with regards to the use of monies received from HHS Provider Relief Funds, as more fully discussed in Note 12.

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (unaudited) during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator
Net income (loss) from continuing operations	$805,560	$(2,266,132)
Deemed dividends	-	(135,924,745)
Net income (loss) available to common stockholders, continuing operations	805,560	(138,190,877)
Net loss from discontinued operations	-	(1,434)
Net income (loss) available to common stockholders	$805,560	$(138,192,311)

Denominator
Weighted average number of shares of common stock outstanding during the period – basic	29,754,877,813	4,812,754
Warrants	27,733,334,296	-
Preferred stock	452,324,855,556	-
Weighted average number of shares of common stock and common stock equivalents outstanding during the period - diluted	509,813,067,665	4,812,754

Net income (loss) per share of common stock available to common stockholders – basic and diluted:
Continuing operations	$0.00	$(28.71)
Discontinued operations	-	(0.00)
Total	$0.00	$(28.71)

Diluted income (loss) per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2023 and 2022, the following potential common stock equivalents were excluded from the calculation of diluted income (loss) per share as their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common stock warrants	483,600,016,793	5,002,174,096
Convertible preferred stock	-	3,093,872,894
Convertible debentures	28,777,833,333	388,960,870
Stock options	26	26
	512,377,850,152	8,485,007,886

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to floors in certain cases) in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 6, 9 and 10). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of the Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) discussed in Note 10 and the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all outstanding rights to acquire potentially dilutive common shares.

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 1.0 trillion at May 9, 2023. See Note 10 for a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2023 (unaudited) and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Accounts receivable	$12,873,266	$13,046,646
Less:
Allowance for contractual obligations	(8,874,259)	(8,529,904)
Allowance for doubtful accounts	(1,150,091)	(1,405,773)
Accounts receivable, net	$2,848,916	$3,110,969

Note 5 – Accrued Expenses

Accrued expenses at March 31, 2023 (unaudited) and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued payroll and related liabilities	$8,496,774	$8,533,710
HHS Provider Relief Funds	552,099	552,099
Accrued interest	6,176,589	5,736,096
Accrued legal expenses and settlements	534,550	534,550
Medicare overpayment reserve	1,976,423	2,101,837
Other accrued expenses	2,277,972	2,105,516
Accrued expenses	$20,014,407	$19,563,808

Accrued payroll and related liabilities at March 31, 2023 and December 31, 2022 included approximately $3.1 million and $3.0 million, respectively, for penalties associated with approximately $4.0 million and $4.0 million of accrued past due payroll taxes as of March 31, 2023 and December 31, 2022, respectively.

During the fourth quarter of 2022, the Company’s Big South Fork Medical Center received a communication that its final Medicare cost report for the six months ending December 31, 2021 was accepted and that it reflected a retroactive adjustment of $1.6 million as a result of an overpayment. Accordingly, the Company has reflected the $1.6 million cost report adjustment as a liability at March 31, 2023 and December 31, 2022. Furthermore, the Company recognized an additional $0.4 million and $0.5 million as a liability (net of recoupments) at March 31, 2023 and December 31, 2022, respectively, based on further correspondence with its fiscal intermediary and likely overpayments by Medicare for fiscal 2022.

Note 6 – Debt

At March 31, 2023 (unaudited) and December 31, 2022, debt consisted of the following:

	March 31, 2023	December 31, 2022

Notes payable- third parties	$1,780,010	$2,917,390
Loan payable – related party	3,003,000	2,995,000
Debentures	8,322,240	8,622,240
Total debt	13,105,250	14,534,630
Less current portion of debt	(13,105,250)	(14,534,630)
Total debt, net of current portion	$-	$-

At March 31, 2023 (unaudited) and December 31, 2022, notes payable with third parties consisted of the following:

Notes Payable – Third Parties

	March 31, 2023	December 31, 2022

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000 (the “Tegal Notes”).	$291,557	$291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Issued net of $0.4 million of debt discount and financing fees. Payment due in installments through November 2020.	-	1,137,380

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,488,453	1,488,453

	1,780,010	2,917,390
Less current portion	(1,780,010)	(2,917,390)
Notes payable - third parties, net of current portion	$-	$-

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612 and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384. As of March 31, 2023, the Company has repaid $50,055 of the principal amount of these notes.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million and received proceeds of $1.5 million, which was net of a $0.3 million original issue discount and $0.1 million of financing fees. The first principal payment of $1.0 million was due on November 8, 2019 and the remaining $0.9 million was due on December 26, 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. During the three months ended March 31, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis settled the obligation in full for $580,000. As a result of the final settlement, during the three months ended March 31, 2023, the Company recorded a gain on legal settlement of $0.6 million.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to agreements that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. The Company has not made all of the monthly installments due under the notes and the notes are past due. On May 12, 2023, the Company and Western Healthcare, LLC agreed to reduce the aggregate principal amount of the notes by $400,000 in exchange for a cash payment of $200,000.

Loan Payable – Related Party

At March 31, 2023 (unaudited) and December 31, 2022, loan payable - related party consisted of the following:

	March 31, 2023	December 31, 2022

Loan payable to Christopher Diamantis	$3,003,000	$2,995,000
Less current portion of loan payable, related party	(3,003,000)	(2,995,000)
Total loan payable, related party, net of current portion	$-	$-

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the three months ended March 31, 2023 and 2022, Mr. Diamantis loaned the Company $580,000 and $750,000, respectively, which the Company used to pay amounts owed under the note payable to Mr. O’Killough. These payments and the note payable to Mr. O’Killough are more fully discussed above under the heading Notes Payable –Third Parties. During the three months ended March 31, 2023, the Company made payments on the principal amount of the loans from Mr. Diamantis of $572,000. No principal payments were made on loans from Mr. Diamantis during the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company incurred interest expense on the loans from Mr. Diamantis of $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2023 and 2022, the Company paid $0.1 million and $0, respectively, of accrued interest owed to Mr. Diamantis. No accrued interest was owed to Mr. Diamantis at March 31, 2023 and December 31, 2022. Interest accrues on loans from Mr. Diamantis at a rate of 10% of the amounts loaned.

Debentures

The carrying amount of all outstanding debentures with institutional investors as of March 31, 2023 (unaudited) and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022

March 2017 Debenture	$2,580,240	$2,580,240
2018 Debentures	5,642,000	5,642,000
October 2022 Debentures	100,000	400,000
	8,322,240	8,622,240
Less current portion	(8,322,240)	(8,622,240)
Debentures, net of current portion	$-	$-

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”) with a principal balance of $2.6 million at March 31, 2023 and December 31, 2022, including a 30% late-payment penalty of $0.6 million. The March 2017 Debenture is past due by its original terms. The March 2017 Debenture bears default interest at the rate of 18% per annum and is secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on this past due debenture of $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2023 and 2022 and, as of March 31, 2023, accrued default interest on the March 2017 Debenture totaled $1.9 million.

On March 31, 2023, the March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to its terms, of $0.00009 per share or 28.7 billion shares of the Company’s common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with warrants (the “March Warrants”), which are exercisable into shares of the Company’s common stock until March 21, 2024. During the three months ended March 31, 2022, the Company recorded $135.7 million of deemed dividends as a result of the down round provisions of warrants. No deemed dividends were recorded in the three months ended March 31, 2023 as there was no change in the exercise prices of warrants during the period. Deemed dividends and outstanding warrants are more fully discussed in Notes 1, 9 and 10.

2018 Debentures

During 2018, the Company closed various offerings of debentures (the “2018 Debentures”) with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at March 31, 2023 and is subject to a floor of $0.052 per share. At March 31, 2023 and December 31, 2022, the outstanding principal balance of the 2018 Debentures, including 30% late-payment penalties of $1.3 million, was $5.6 million and the debentures were convertible into 108.5 million shares of the Company’s common stock. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on these past due debentures of $0.3 million and $0.3 million, respectively, during the three months ended March 31, 2023 and 2022 and, as of March 31, 2023, accrued default interest on the 2018 Debentures totaled $3.6 million.

See Notes 3 and 10 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of March 31, 2023.

October 2022 Debentures

On October 12, 2022, the Company issued non-convertible, non-interest bearing debentures to institutional investors in the amount of $550,000, including $50,000 of original issue discounts, for net proceeds of $500,000. These debentures were due by their initial terms on February 12, 2023 and were secured by a portion of the Company’s investment in InnovaQor Series B-1 Preferred Stock. On December 15, 2022, the Company and the institutional investors agreed to revise the repayment terms of these debentures as follows: (i) payment of $150,000 on December 15, 2022; and (ii) monthly payments of $100,000 due by the 12th day of January, February, March and April 2023. The Company has made all required payments and the debentures were fully repaid in April 2023.

Note 7 – Related Party Transactions

In addition to the transactions discussed in Notes 6 and 10, the Company had the following related party activity during the three months ended March 31, 2023 and 2022:

Alcimede Limited

Pursuant to a consulting agreement, Alcimede Limited billed $0.1 million and $0.1 million for services for the three months ended March 31, 2023 and 2022, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the Managing Director of Alcimede Limited.

InnovaQor, Inc.

In addition to the investment in InnovaQor’s Series B-1 Preferred Stock (see Notes 1 and 9), at March 31, 2023 and December 31, 2022, the Company had a note receivable / related party receivable resulting from working capital advances to InnovaQor, Inc. (“InnovaQor”) of approximately $1.8 million and $1.5 million, respectively. The balance at March 31, 2023 and December 31, 2022 includes amounts due under a note receivable as discussed below.

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

From January 1, 2023 to March 31, 2023, the Company advanced $0.3 million to InnovaQor to finance its working capital requirements.

During the three months ended March 31, 2023 and 2022, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling approximately $0.1 million and $54,000, respectively. In addition, InnovaQor currently subleases office space from the Company at a cost of approximately $9,700 per month for rent and utilities.

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

The following table presents our lease-related assets and liabilities at March 31, 2023 (unaudited) and December 31, 2022:

	Balance Sheet Classification	March 31, 2023	December 31, 2022

Assets:
Operating leases	Right-of-use operating lease assets	$505,954	$574,256
Finance lease	Property and equipment, net	-	-

Total lease assets		$505,954	$574,256

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$189,875	$215,063
Finance lease	Finance lease obligation	220,461	220,461

Long-term	Right-of-use operating lease obligations	316,079	359,193

Total lease liabilities		$726,415	$794,717

Weighted-average remaining term:
Operating leases		2.45 years	2.59 years
Finance lease (1)		0 years	0 years
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance lease		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Finance lease expense:
Depreciation/amortization of leased assets	$-	$-
Interest on lease liabilities	-	-
Operating leases:
Short-term lease expense (2)	92,569	49,182
Total lease expense	$92,569	$49,182

Other Information

The following table presents supplemental cash flow information for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$82,892	$56,208
Operating cash flows for finance lease	$-	$-
Financing cash flows for finance lease payments	$-	$-

(1)	As of March 31, 2023 and December 31, 2022, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the condensed consolidated statements of operations.

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Lease
Twelve months ending March 31:
2024	$243,270	$224,252
2025	221,088	-
2026	130,547	-
2027	-	-
2028	-	-
Thereafter	-	-
Total	594,905	224,252

Less interest	(88,951)	(3,791)
Present value of minimum lease payments	505,954	220,461

Less current portion of lease obligations	(189,875)	(220,461)
Lease obligations, net of current portion	$316,079	$-

Note 9 – Fair Value, Derivative Financial Instruments and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 1. At March 31, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, note receivable / receivable from related party, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2023 (unaudited) and December 31, 2022:

	Level 1	Level 2	Level 3	Total

As of March 31, 2023:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

As of December 31, 2022:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

InnovaQor Series B-1 Preferred Stock

During 2021, the Company sold several subsidiaries to InnovaQor. As consideration for the sale, the Company received 14,950 shares of InnovaQor’s Series B-1 Preferred Stock of which 100 shares were used in 2021 to settle an outstanding liability leaving a balance of 14,850 shares at March 31, 2023 and December 31, 2022. The fair value of the Company’s InnovaQor Series B-1 Preferred Stock investment was initially determined based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

In reviewing the fair value of the InnovaQor Series B-1 Preferred Stock, the Company believes that the value recorded at March 31, 2023 and December 31, 2022 of $9.0 million represents its fair value. In determining fair value, consideration was given to: (i) the variable rate conversion feature of the InnovaQor Series B-1 Preferred Stock in that changes in the price of the common stock do not affect conversion value; (ii) recent sales and offering prices by InnovaQor of shares of its common stock; (iii) that InnovaQor is actively seeking additional capital; and (iv) other considerations that we believe will bolster the underlying liquidity of InnovaQor’s common stock.

Embedded Conversion Option

The Company utilized the following method to value its derivative liability as of March 31, 2023 and December 31, 2022 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three months ended March 31, 2023 and the year ended December 31, 2022 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the three months ended March 31, 2023, there were no triggers of down round provision of outstanding warrants and, therefore, no associated deemed dividends were recorded in the period. During the three months ended March 31, 2022, the conversions of preferred stock triggered a reduction in the exercise prices of warrants containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants, as a result of the decreases in the exercise prices, was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the three months ended March 31, 2022: risk free rates ranging from 0% to 2.55%, volatility ranging from 1.94% to 1,564% and terms ranging from 0.01 to 2.45 years. The incremental value of modifications to warrants as a result of the down round provisions of $135.7 million were recorded as deemed dividends during the three months ended March 31, 2022.

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

Preferred Stock

As of March 31, 2023, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”), 2,864.31 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”), 8,644.59 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 10,194.87 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

Series H Preferred Stock

Each of the 10 shares of the Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. Mr. Lagan is the sole manager of Alcimede LLC. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On March 31, 2023, the Series L Preferred Stock was convertible into approximately 2.8 billion shares of the Company’s common stock at a conversion price of $0.00009 per share.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 6 for a discussion of the Company’s indebtedness to Mr. Diamantis as of March 31, 2023 and December 31, 2022.

The terms of the Series M Preferred Stock include: (i) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock; (ii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock; and (iii) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities. On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with, Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock. On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock with a stated value of approximately $0.6 million for 9,500 shares of the Company’s common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of March 31, 2023, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. On March 31, 2023 and December 31, 2022, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 208.1 billion shares of the Company’s common stock.

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

During the three months ended March 31, 2023 and 2022, the holders converted 36 shares and 593.33 shares, respectively, of their Series N Preferred Stock with a stated value of $36,000 and $0.6 million, respectively, into 400.0 million and 12.9 million shares, respectively, of the Company’s common stock. On March 31, 2023, 2,864.31 shares of Series N Preferred Stock remained outstanding and were convertible into 31.8 billion shares of the Company’s common stock.

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

During the three months ended March 31, 2023, the holders converted 40.5 shares of their Series O Preferred Stock with a stated value of $40,500 into 450.0 million shares of the Company’s common stock. No shares of Series O Preferred Stock were converted during the three months ended March 31, 2022. On March 31, 2023, 8,644.59 shares of Series O Preferred Stock remained outstanding and were convertible into 96.1 billion shares of the Company’s common stock.

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

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million. During the three months ended March 30, 2022, the Company recorded $0.2 million of deemed dividends as a result of the issuances of shares of its Series P Preferred Stock during that period. The deemed dividends resulted from the difference between the stated value of the shares issued and the proceeds received, as well as the 10% conversion price discount.

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

On March 31, 2023, 10,194.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible into 113.3 billion shares of the Company’s common stock.

Common Stock

The Company had 29.9 billion and 29.1 billion shares of its common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company issued 400 million shares of its common stock upon the conversions of 36 shares of its Series N Preferred Stock and 450 million shares of its common stock upon conversions of 40.5 shares of its Series O Preferred Stock. During the three months ended March 31, 2022, the Company issued 12.9 million shares of its common stock upon the conversions of 593.33 shares of its Series N Preferred Stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the outstanding options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Split, which are more fully discussed in Note 1.

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

As a result of the Voting Agreement discussed above and in Note 10 and the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and or can obtain sufficient authorized shares of its common stock to cover all outstanding rights to acquire potentially dilutive common shares.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of March 31, 2023 and December 31, 2022, the Company had 26 stock options outstanding with a weighted average exercise price of $2.9 million per share. At March 31, 2023, the weighted average remaining contractual life was 3.12 years for options outstanding and exercisable. The intrinsic value of options exercisable at March 31, 2023 and December 31, 2022 was $0. As of March 31, 2023 and 2022, there was no remaining compensation expense associated with stock options as all of the outstanding options had fully vested as of December 31, 2019.

Warrants

The following summarizes the information related to warrant activity during the three months ended March 31, 2023:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2022	511,333,351,090	$0.00009
Issuance of warrants	-	-
Expiration of warrants	(1)	(794,998.13)
Balance at March 31, 2023	511,333,351,089	$0.00009

The Company, as part of various financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 511.3 billion shares at March 31, 2023.

Included in the warrants outstanding at March 31, 2023 were the March Warrants issued in March 2017 in connection with the March 2017 Debenture. (The March 2017 Debenture is more fully discussed in Note 6.) The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors. On March 31, 2023, the March Warrants were exercisable into an aggregate of approximately 507.6 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At March 31, 2023, the Series A Warrants were exercisable for 190.0 billion shares of the Company’s common stock. They were exercisable upon issuance in March 2017 and had an initial term of exercise equal to five years. On March 31, 2023, the Series B Warrants were exercisable for 127.6 billion shares of the Company’s common stock and were exercisable, prior to the extension discussed below, until March 21, 2022. On March 31, 2023, the Series C Warrants were exercisable for 190.0 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024. On March 31, 2023, the Series A, Series B and Series C Warrants each have an exercise price of $0.00009 per share, which reflects down round provision adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The number of shares of common stock issuable under outstanding warrants and the exercise prices of the warrants as reflected in the table above have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the down round provisions of the outstanding warrants, subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants. See, also, Notes 1 and 3 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Deemed Dividends

During the three months ended March 31, 2022, reductions in the exercise prices of the warrants have given rise to deemed dividends. See Note 9 for the assumptions used in the calculations of deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 1 and 3.

Note 11 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash paid for interest	$111,768	$762,250
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Stated value of Series N Preferred Stock converted into common stock	$36,000	$593,330
Stated value of Series O Preferred Stock converted into common stock	40,500	-
Deemed dividends from issuances of Series P Preferred Stock	-	222,222
Deemed dividends from triggers of down round provisions of warrants	-	135,702,523

Note 12 – Commitments and Contingencies

Concentration of Credit Risk

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients at its facilities. The Company does have significant receivable balances with government and other payers. Generally, the Company does not require collateral or other security to support accounts receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at March 31, 2023.

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes in the aggregate principal balance of $341,612 and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384. As of March 31, 2023, the Company has repaid $50,055 of the principal amount of these notes.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company is obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. During the three months ended March 31, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis settled the obligation in full for $580,000. As a result, during the three months ended March 31, 2023, the Company recorded a gain on legal settlement of $0.6 million. The promissory note, forbearance agreement and final settlement are also discussed in Note 6.

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

In November 2019, Newstat, PLLC obtained a judgment against Big South Fork Medical Center in Knox County, Tennessee in the amount of $190,600 in connection with the provision of medical services. On February 15, 2023, the Company and Newstat agreed to settle the amount owed for $210,000 in four equal monthly payments of $52,500 beginning February 2023. The Company has made the payments under the settlement agreement to date. The Company has recorded the remaining liability at March 31, 2023.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company made the required payments due to date and has recorded the remaining amounts owed as a liability as of March 31, 2023.

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

Note 13 – Discontinued Operations

EPIC Reference Labs, Inc. and Other Non-Operating Subsidiaries

During the third quarter of 2020, the Company made a decision to sell EPIC and it made a decision to discontinue other non-operating subsidiaries, and as a result, EPIC’s operations and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Carrying amounts of major classes of liabilities of EPIC and the other non-operating subsidiaries included as part of discontinued operations in the condensed consolidated balance sheets as of March 31, 2023 (unaudited) and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022

Accounts payable	$1,115,066	$1,115,066
Accrued expenses	341,046	341,046
Current liabilities of discontinued operations	$1,456,112	$1,456,112

The loss from discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 consisted of $1,434 of general and administrative expenses.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2022 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

CarePlus Rural Health Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Clinic. The clinic, which was acquired from CarePlus Rural Health Clinic, LLC, offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northeast of our Big South Fork Medical Center.

Outlook

We currently operate one hospital and a rural health clinic and we own another hospital at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone facility. We remain confident that this is a sustainable model we can continue to grow through acquisition and development.

Impact of the Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to monitor the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. These steps have increased our costs and our revenues have been significantly adversely affected. As noted in Note 2 to the accompanying unaudited condensed consolidated financial statement, we have received Paycheck Protection Program loans (“PPP Notes”), which have been forgiven in accordance with their terms, and employee retention credits and Department of Health and Human Services (“HHS”) Provider Relief Funds from the federal government. Going forward, we are unable to determine the extent to which the COVID-19 pandemic will continue to affect our business. Our ability to make estimates of the effect of the COVID-19 pandemic on net revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic in our service areas; government activities to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those affecting rural hospitals; existing and potential government assistance that may be provided; and the requirements of Provider Relief Fund receipts, including our ability to retain such funds as have been received.

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

Formation of Behavioral Health Services Subsidiary

In the second quarter of 2022, we formed a subsidiary, Myrtle Recovery Centers, Inc., to pursue opportunities in the behavioral sector initially in our core, rural markets. We intend to focus on leveraging our existing physical locations and corporate and regional infrastructure to offer behavioral services including, but not limited to, substance abuse treatment. Services will be provided on either an inpatient, residential basis or an outpatient basis. The Company is finalizing its plans for these initiatives, which are subject to many factors, including licensure and the hiring of clinical and operational staff. The Company has advanced its plans to open its first facility at its Big South Fork Medical Center campus and is waiting on receipt of the required licensure to confirm an opening date.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		%		%
Net revenues	$4,915,896	100.0%	$1,144,520	100.0%
Operating expenses:
Direct costs of revenues	1,853,046	37.7%	1,374,643	120.1%
General and administrative expenses	2,216,670	45.1%	1,572,336	137.4%
Depreciation and amortization	94,135	1.9%	116,824	10.2%
Income (loss) from continuing operations before other income (expense) and income taxes	752,045	15.3%	(1,919,283)	-167.7%
Other income, net	42,746	0.9%	268,806	23.5%
Net gain from legal settlements	563,032	11.5%	5,282	0.5%
Interest expense	(552,263)	-11.2%	(620,937)	-54.3%
Provision for income taxes	-	0.0%	-	0.0%
Net income (loss) from continuing operations	$805,560	16.4%	$(2,266,132)	-198.0%

Net Revenues

Net revenues were $4.9 million for the three months ended March 31, 2023, as compared to net revenues of $1.1 million for the three months ended March 31, 2022, an increase of $3.8 million. We attribute the increase in net revenues to increased billings related primarily to greater inpatient admissions and increased collections at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to July 1, 2021.

Direct Cost of Revenues

Direct costs of revenues increased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We attribute the increase primarily to higher professional fees and salaries and wages. Professional fees increased due to greater inpatient admissions and to the restructuring of our relationships with certain professional service firms. Salaries and wages increased due to greater inpatient admissions, increased non-clinical staffing and reduced contract labor.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our hospitals’ general and administrative expenses contributed approximately $0.4 million of the increase due primarily to increased salaries and wages and professional and purchased services. In addition, we incurred $0.1 million of additional corporate related expenses and $0.1 million of startup expenses associated with our newly-formed behavioral health subsidiary.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant at approximately $0.1 million in the three months ended March 31, 2023 and 2022.

Income (loss) from Continuing Operations Before Other Income (Expense) and Income Taxes

Income from continuing operations before other income (expense) and income taxes for the three months ended March 31, 2023 was $0.8 million compared to a loss of $1.9 million for the three months ended March 31, 2022. We attribute the income in the three months ended March 31, 2023 compared to the loss in the three months ended March 31, 2022 to the $3.8 million increase in net revenues in the three months ended March 31, 2023 compared to the comparable 2022 period, partially offset by higher direct costs of net revenues and general and administrative expense in the three months ended March 31, 2023 versus the 2022 period.

Other Income, Net

Other income, net of $42,746 for the three months ended March 31, 2023 consisted of other miscellaneous income, partially offset by $0.1 million of penalties and interest from non-payment of payroll taxes. Other income, net for the three months ended March 31, 2022 of $0.3 million consisted primarily of a gain from the forgiveness of PPP Notes.

Net Gain from Legal Settlements

The net gain from legal settlements was $0.6 million and $5,282 for the three months ended March 31, 2023 and 2022, respectively. The gain in the 2023 period resulted primarily from the settlement of an obligation under a note payable.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2023 and 2022. Interest expense for the three months ended March 31, 2023 and 2022 consisted primarily of interest on debentures and notes payable. In addition, we incurred interest expense of $0.1 million on loans from Christopher Diamantis, a former member of our Board of Directors, during the three months ended March 31, 2023 and 2022.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2023 was $0.8 million, as compared to a net loss from continuing operations of $2.3 million for the three months ended March 31, 2022. The net income in the 2023 period as compared to the net loss in the 2022 period was primarily due to the $3.8 million increase in net revenues and the $0.6 million net gain on legal settlements in the 2023 period, partially offset by increases in direct costs and general and administrative expenses of $1.0 million in the 2023 period and a gain of $0.3 million from the forgiveness of PPP Notes in the 2022 period.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2023, we financed our operations with the $1.1 million of cash that we generated from operations and $0.6 million of loans from Mr. Diamantis, a former member of our Board of Directors. During the three months ended March 31, 2022, we financed our operations with $1.0 million from the issuances of our Series P Convertible Redeemable Preferred Stock (“Series P Preferred Stock”) and $0.8 million of loans from Mr. Diamantis. During the three months ended March 31, 2023, the Company repaid $0.6 million of loans from Mr. Diamantis and $0.3 million of debentures. During the three months ended March 31, 2023 and 2022, we repaid $0.6 million and $0.9 million of notes payable, respectively.

Each of these financing transactions is more fully discussed in Notes 6 and 10 to our accompanying unaudited condensed consolidated financial statements.

Future cash needs for working capital, capital expenditures, pursuit of opportunities in the behavioral sector, debt service obligations and potential acquisitions will require management to seek additional capital. The Company and our facilities may also receive additional government assistance. The sale/issuance of additional equity will result in additional dilution to our stockholders.

Going Concern and Liquidity

Under Accounting Standards Codification (“ASC”), Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

At March 31, 2023, the Company had a working capital deficit and a stockholders’ deficit of $42.2 million and $28.3 million, respectively. While we generated $0.8 million of income in the three months ended March 31, 2023, we incurred losses of $2.3 million and $3.3 million in the three months ended March 31, 2022 and the year ended December 31, 2022, respectively. The losses in prior periods and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. In 2021, the Company sold subsidiaries to InnovaQor Inc. and the Company received 14,950 shares of InnovaQor, Inc.’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-I Preferred Stock”) valued at $9.1 million as consideration for the sale. As of March 31, 2023, the Company held 14,850 shares of InnovaQor’s Series B-1 Preferred Stock valued at $9.0 million as an investment.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2023, we were party to legal proceedings, which are presented in Note 12 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022	Change

Cash	$807,947	$499,470	$308,477
Working capital deficit	(42,239,448)	(42,044,995)	(194,453)
Total debt	13,105,250	14,534,630	(1,429,380)
Finance lease obligation	220,461	220,461	-
Stockholders’ deficit	(28,289,028)	(29,094,588)	805,560

The following table presents the major sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change

Net cash provided by (used in) operations	$1,141,231	$(1,151,680)	$2,292,911
Net cash used in investing activities	(534,306)	(127,313)	(406,993)
Net cash (used in) provided by financing activities	(855,174)	657,749	(1,512,923)

Net change in cash	(248,249)	(621,244)	372,995
Cash and cash equivalents, beginning of the year	499,470	724,524	(225,054)
Cash and cash equivalents, end of the period	$251,221	$103,280	$147,941

The components of cash provided by (used in) operations for the three months ended March 31, 2023 and 2022 are presented in the following table:

	Three Months Ended March 31,
	2023	2022	Change

Net income (loss) from continuing operations	$805,560	$(2,266,132)	$3,071,692
Non-cash adjustments to net income (loss) (1)	(468,897)	(224,711)	(244,186)
Changes in operating assets and liabilities:
Accounts receivable	262,053	140,155	121,898
Inventory	(34,533)	(10,764)	(23,769)
Accounts payable and accrued expenses	680,970	1,199,878	(518,908)
Other	(103,922)	12,217	(116,139)
Net cash provided by (used in) operating activities of continued operations	1,141,231	(1,149,357)	2,290,588
Net cash used by operating activities of discontinued operations	-	(2,323)	2,323
Net cash provided by (used in) operations	$1,141,231	$(1,151,680)	$2,292,911

(1)	Non-cash adjustments to net income from continuing operations for the three months ended March 31, 2023 of ($0.5) million include primarily ($0.6) million of net gain from legal settlements, partially offset by $0.1 million of depreciation and amortization. Non-cash adjustments to net loss from continuing operations for the three months ended March 31, 2022 of ($0.2) million consisted of $0.3 million of other income from forgiveness of PPP Notes, partially offset by $0.1 million of depreciation and amortization.

Common Stock and Common Stock Equivalents

The Company had 29,934,322,257 and 29,084,322,257 shares of its common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company issued 850,000,000 shares of its common stock upon conversions of 36 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and 40.5 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). During the three months ended March 31, 2022, the Company issued 12.9 million shares of its common stock upon conversions of 593.33 shares of its Series N Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11 and 12 to the accompanying condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 1.0 trillion at March 31, 2023 and May 9, 2023.

On August 13, 2020, Mr. Diamantis entered into the Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) with the Company, Mr. Seamus Lagan and Alcimede LLC (of which Mr. Lagan, the Company’s Chief Executive Officer, is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. This means that the holders of Series M Preferred Stock have sufficient votes, by themselves, to approve or defeat any proposal voted on by the Company’s stockholders, unless there is a supermajority required under applicable law or by agreement.

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

As of March 31, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2022. As of March 31, 2023, we concluded that these material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the our 2022 Form 10-K, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

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

RENNOVA HEALTH, INC.

Date: May 15, 2023	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

