Form 10-Q
period 2023-06-30
Rennova Health, Inc.
filed 2023-08-15
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 29,934,322,257 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2023

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the quarters in the six-month periods ended June 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION		40

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES		42

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current assets:
Cash	$725,517	$499,470
Accounts receivable, net	2,881,150	3,110,969
Note receivable / receivable from related party	2,334,251	1,457,253
Inventory	235,365	242,645
Prepaid expenses and other current assets	383,526	215,365
Income tax refunds receivable	837,460	837,460
Total current assets	7,397,269	6,363,162

Property and equipment, net	4,277,790	4,194,299
Intangible asset	259,443	259,443
Investment	9,016,072	9,016,072
Deposits	164,413	165,530
Right-of-use assets	440,310	574,256

Total assets	$21,555,297	$20,572,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes related party amounts of $23,155 and $47,636, respectively)	$13,008,981	$11,514,322
Accrued expenses	19,319,575	19,563,808
Income taxes payable	1,865,425	1,348,425
Current portion of notes payable	1,318,315	2,917,390
Current portion of loan payable, related party	2,253,000	2,995,000
Current portion of debentures	8,222,240	8,622,240
Current portion of right-of-use operating lease obligations	168,761	215,063
Current portion of finance lease obligation	220,461	220,461
Derivative liability	455,336	455,336
Current liabilities of discontinued operations	1,464,209	1,456,112
Total current liabilities	48,296,303	49,308,157

Right-of-use operating lease obligations, net of current portion	271,549	359,193
Total liabilities	48,567,852	49,667,350

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 2,864 and 2,900 shares issued and outstanding, respectively	29	29
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 8,645 and 8,685 shares issued and outstanding, respectively	86	87
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 10,195 shares issued and outstanding	102	102
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 29,934,322,257 and 29,084,322,257 shares issued and outstanding, respectively	2,993,432	2,908,432
Additional paid-in-capital	1,671,486,835	1,671,571,834
Accumulated deficit	(1,701,494,387)	(1,703,577,780)
Total Rennova stockholders’ deficit	(27,011,195)	(29,094,588)
Noncontrolling interest	(1,360)	-
Total stockholders’ deficit	(27,012,555)	(29,094,588)
Total liabilities and stockholders’ deficit	$21,555,297	$20,572,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net revenues	$6,389,219	$3,606,236	$11,305,115	$4,750,756

Operating expenses:
Direct costs of revenues	1,834,107	1,571,673	3,687,153	2,946,316
General and administrative expenses	2,358,758	1,880,167	4,575,428	3,452,503
Depreciation and amortization	99,357	117,216	193,492	234,040
Total operating expenses	4,292,222	3,569,056	8,456,073	6,632,859

Income (loss) from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest	2,096,997	37,180	2,849,042	(1,882,103)

Other income (expense):
Other income (expense), net	212,368	(316,369)	255,114	(42,281)
Gain from forgiveness of debt	200,000	334,819	200,000	334,819
(Loss) gain from legal settlements, net	(276,313)	(76,218)	286,719	(76,218)
Interest expense	(431,484)	(479,253)	(983,747)	(1,100,190)
Total other income (expense), net	(295,429)	(537,021)	(241,914)	(883,870)

Income (loss) from continuing operations before income taxes, including noncontrolling interest	1,801,568	(499,841)	2,607,128	(2,765,973)
Provision for income taxes	(517,000)	-	(517,000)	-
Net income (loss) from continuing operations, including noncontrolling interest	1,284,568	(499,841)	2,090,128	(2,765,973)
Net loss from discontinued operations	(8,097)	(3,945)	(8,097)	(5,379)
Net income (loss), including noncontrolling interest	1,276,471	(503,786)	2,082,031	(2,771,352)
Net loss attributable to noncontrolling interest	1,362	-	1,362	-
Net income (loss) attributable to Rennova	1,277,833	(503,786)	2,083,393	(2,771,352)
Deemed dividends	-	(194,951,624)	-	(330,876,369)
Net income (loss) available to common stockholders	$1,277,833	$(195,455,410)	$2,083,393	$(333,647,721)

Net income (loss) available to common stockholders per share - basic:
Continuing operations	$0.00	$(0.11)	$0.00	$(0.39)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total basic	$0.00	$(0.11)	$0.00	$(0.39)

Net income (loss) available to common stockholders per share - diluted:
Continuing operations	$0.00	$(0.11)	$0.00	$(0.39)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total diluted	$0.00	$(0.11)	$0.00	$(0.39)

Weighted average number of shares of common stock outstanding during the period:
Basic	29,934,322,257	1,702,149,425	29,845,095,738	858,169,865
Diluted	482,079,733,368	1,702,149,425	488,414,836,833	858,169,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For Each of the Quarters in the Six-Month Period Ended June 30, 2023

(unaudited)

					Additional		Rennova		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit	Interest	Deficit

Balance at December 31, 2022	292,600	$2,926	29,084,322,257	$2,908,432	$1,671,571,834	$(1,703,577,780)	$(29,094,588)	$-	$(29,094,588)
Conversion of Series N Preferred Stock into common stock	(36)	-	400,000,000	40,000	(40,000)		-	-	-
Conversion of Series O Preferred Stock into common stock	(40)	(1)	450,000,000	45,000	(44,999)		-	-	-
Net income					-	805,560	805,560	-	805,560
Balance at March 31, 2023	292,524	2,925	29,934,322,257	2,993,432	1,671,486,835	(1,702,772,220)	(28,289,028)	-	(28,289,028)
Sale of noncontrolling interest								2	2
Net income						1,277,833	1,277,833	(1,362)	1,276,471
Balance at June 30, 2023	292,524	$2,925	29,934,322,257	$2,993,432	$1,671,486,835	$(1,701,494,387)	$(27,011,195)	$(1,360)	$(27,012,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For Each of the Quarters in the Six-Month Period Ended June 30, 2022

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)
Conversions of Series N Preferred Stock into common stock	(593)	(6)	12,932,500	1,293	(1,287)	-	-
Issuances of Series P Preferred Stock	1,100	11	-	-	999,989	-	1,000,000
Deemed dividends from issuances of Series P Preferred Stock	-	-	-	-	222,222	(222,222)	-
Payment of cash in lieu of fractional shares	-	-	(10)	-	(9)	-	(9)
Deemed dividends from triggers of down round provisions	-	-	-	-	135,702,523	(135,702,523)	-
Net loss	-	-	-	-	-	(2,267,566)	(2,267,566)
Balance at March 31, 2022	2,045,708	$20,456	17,177,190	$1,717	$1,479,009,395	$(1,507,600,667)	$(28,569,099)
Conversions of Series N Preferred Stock into common stock	(1,240)	(12)	2,627,145,066	262,715	(262,703)	-	-
Conversions of Series O Preferred Stock into common stock	(179)	(2)	1,581,000,000	158,100	(158,098)	-	-
Issuance of Series P Preferred Stock	550	6	-	-	499,994	-	500,000
Deemed dividends from issuance of Series P Preferred Stock	-	-	-	-	111,111	(111,111)	-
Deemed dividends from triggers of down round provisions	-	-	-	-	194,840,513	(194,840,513)	-
Net loss	-	-	-	-	-	(503,786)	(503,786)
Balance at June 30, 2022	2,044,838	$20,448	4,225,322,256	$422,532	$1,674,040,212	$(1,703,056,077)	$(28,572,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss) from continuing operations, including noncontrolling interest	$2,090,128	$(2,765,973)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	193,492	234,040
Loss on disposition of property and equipment	-	858
Net (gain) loss from legal settlements	(286,719)	76,218
Gain on forgiveness of debt	(200,000)	(334,819)
Loss from discontinued operations	(8,097)	(5,379)
Changes in operating assets and liabilities:
Accounts receivable	229,819	186,131
Inventory	7,280	36,890
Prepaid expenses and other current assets	(168,159)	21,304
Security deposits	1,117	(10,000)
Change in right-of-use assets	133,946	117,871
Accounts payable	1,494,659	484,458
Accrued expenses	(531,720)	867,828
Income taxes payable	517,000	-
Change in right-of-use operating lease obligations	(133,946)	(117,871)

Net cash provided by (used in) operating activities of continuing operations	3,338,800	(1,208,444)
Net cash provided by (used in) operating activities of discontinued operations	8,097	(1,714)
Net cash provided by (used in) operating activities	3,346,897	(1,210,158)

Cash flows from investing activities:
Receivable from related party	(876,998)	(428,943)
Purchases of property and equipment	(276,983)	(33,940)
Net cash used in investing activities of continuing operations	(1,153,981)	(462,883)

Cash flows from financing activities:
Proceeds from issuance of related party loan payable	580,000	750,000
Payments of related party loan payable	(1,322,000)	-
Payments of debentures	(400,000)	-
Payments of notes payable	(824,869)	(1,171,603)
Receivables paid under accounts receivable sales agreements	-	(317,647)
Proceeds from issuances of preferred stock	-	1,500,000
Proceeds from HHS Provider Relief Funds	-	314,651
Cash paid for fractional shares in connection with reverse stock split	-	(9)
Net cash (used in) provided by financing activities of continuing operations	(1,966,869)	1,075,392

Net change in cash	226,047	(597,649)

Cash at beginning of period	499,470	724,524

Cash at end of period	$725,517	$126,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that it plans to reopen, and operate and an operating rural health clinic in Kentucky. In addition, the Company owns a subsidiary pursuing opportunities in the behavioral health sector and, on August 14, 2023, commenced operations of an alcohol and drug treatment facility on the campus of its hospital in Oneida, Tennessee. The Company’s operations consist of only one segment.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

CarePlus Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky. The clinic and its associated assets, which were acquired from CarePlus Rural Health Clinic, LLC, offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northwest of our Big South Fork Medical Center.

Myrtle Recovery Centers, Inc.

In the second quarter of 2022, the Company formed a subsidiary, Myrtle Recovery Centers, Inc. (“Myrtle”), to pursue opportunities in the behavioral health sector, initially in our core, rural markets. We intend to focus on leveraging our existing physical locations and corporate and regional infrastructure to offer behavioral health services, including substance abuse treatment. Services will be provided on either an inpatient, residential basis or an outpatient basis.

On August 10, 2023, Myrtle was granted a license under the rules of the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida Tennessee. The facility, which is located at Rennova’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. Myrtle intends to offer outpatient opioid treatment services at its Oneida facility in the future.

On April 11, 2023, Myrtle sold shares of its common stock equivalent to a 1.961% ownership stake in the subsidiary for de minimis value to an unaffiliated individual licensed as a physician in Tennessee. The shares have certain transfer restrictions, including the right of the subsidiary to transfer the shares to another physician licensed in Tennessee for de minimis value. The shares were sold to the individual for Tennessee healthcare regulatory reasons.

Jamestown Regional Medical Center

On June 1, 2018, we acquired from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center, for a purchase price of $0.7 million. The hospital is an 85-bed facility of approximately 90,000-square feet on over eight acres of land, which offered a 24-hour emergency department with two trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provided telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc.

The Company suspended operations at the hospital and physician practice in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company is evaluating whether to reopen the facility as an acute care hospital or as another type of healthcare facility. Jamestown is located 38 miles west of Big South Fork Medical Center.

Basis of Presentation

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2023, and the results of its operations and changes in stockholders’ deficit for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2023 may not be indicative of results for the year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rennova and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Comprehensive Income (Loss)

During the three and six months ended June 30, 2023 and 2022, comprehensive income (loss) was equal to the net income (loss) amounts presented in the unaudited condensed consolidated statements of operations.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Codification (“ASC”), “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, our revenues are presented net of estimated contractual allowances and estimated implicit price concessions. We also do not present “allowances for doubtful accounts” on our balance sheets.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of June 30, 2023, $1.0 million of Medicare cost report settlement reserves were recorded as liabilities on the condensed balance sheet, as more fully discussed in Note 5.

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

During the three months ended June 30, 2023 and 2022, estimated contractual allowances of $8.5 million and $5.1 million, respectively, and estimated implicit price concessions of $1.4 million and $2.7 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $9.9 million and $7.8 million, respectively, for the three months ended June 30, 2023 and 2022, we reported net revenues of $6.4 million and $3.6 million, respectively.

During the six months ended June 30, 2023 and 2022, estimated contractual allowances of $19.6 million and $13.2 million, respectively, and estimated implicit price concessions of $2.4 million and $4.1 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, for the six months ended June 30, 2023 and 2022, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $22.0 million and $17.3 million, respectively, we reported net revenues of $11.3 million and $4.8 million, respectively.

We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the three and six months ended June 30, 2023 and 2022.

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

On June 30, 2023 and December 31, 2022, we applied the Level 3 fair value hierarchy in determining the fair value of InnovaQor, Inc.’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), which is reflected on our unaudited condensed consolidated balance sheets as an investment. Also, on June 30, 2023 and December 31, 2022, we applied the Level 3 fair value hierarchy in determining the fair value of a derivative liability for an embedded conversion option of an outstanding convertible debenture. Our determination of fair value is more fully discussed in Note 9.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. We adopted this new accounting guidance on January 1, 2022. Under the new guidance, the FASB decided not to include convertible debt instruments in the guidance because ASU No 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the three and six months ended June 30, 2023 and 2022, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures issued in 2018 have floors of $0.052 per share and were not in-the-money during these periods. Debentures are more fully discussed in Note 6.

There were no triggers of down round provisions to warrants during the three and six months ended June 30, 2023. The incremental value of modification to warrants as a result of triggers of the down round provisions of $194.7 million and $330.5 million were recorded as deemed dividends in the three and six months ended June 30, 2022, respectively. See Note 9 for an additional discussion of derivative financial instruments and deemed dividends.

In addition, we recorded deemed dividends of approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, as a result of the issuances of shares of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”), which is more fully discussed in Note 10.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability (or reducing a tax asset) that would reduce net assets. The Company did not have an unrecognized tax benefit at June 30, 2023 and December 31, 2022.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted earnings (loss) per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of earnings (loss) per share for the three and six months ended June 30, 2023 and 2022.

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

At June 30, 2023, the Company had a working capital deficit and a stockholders’ deficit of $40.9 million and $27.0 million, respectively. While the Company incurred net income of $2.1 million for the six months ended June 30, 2023, it incurred a net loss of $3.3 million for the year ended December 31, 2022 and as of the date of this report, its cash is deficient and payments for its operations in the ordinary course are not being made. The prior year loss and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of outstanding notes payable and debentures, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate its healthcare facilities.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to raise adequate capital to fund its operations and repay its outstanding debt and other past due obligations, fully align its operating costs, increase its net revenues, and maintain profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HHS Provider Relief Funds

The Company received HHS Provider Relief Funds, which were provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of June 30, 2023, our facilities have received approximately $13.6 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through June 30, 2023, we have recognized a net of $13.0 million of these funds as income of which $0.6 million, $4.4 million and $8.0 million were recognized as income during the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, approximately $0.6 million of relief funds received as of June 30, 2023 are included on our balance sheets in accrued expenses – see Note 5.

As of June 30, 2023, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions of the grants was based on, among other things, the various notices issued by HHS on September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the three and six months ended June 30, 2023 and the years ended December 31, 2022, 2021 and 2020. The Company believes that it was appropriate to recognize a net of $13.0 million of the HHS Provider Relief Funds as income in various periods, as discussed in the paragraph above. Accordingly, the $13.0 million is not recognized as a liability at June 30, 2023. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts of income previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

The Company has been served with a qui tam complaint with regards to the use of monies received from HHS Provider Relief Funds, as more fully discussed in Note 12.

Note 3 – Earning (Loss) Per Share

The earnings (loss) per share accounting guidance is discussed in Note 1. The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share available to common stockholders (unaudited) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss) from continuing operations	$1,285,930	$(499,841)	$2,091,490	$(2,765,973)
Deemed dividends	-	(194,951,624)	-	(330,876,369)
Net income (loss) available to common stockholders, continuing operations	1,285,930	(195,451,465)	2,091,490	(333,642,342)
Net loss from discontinued operations	(8,097)	(3,945)	(8,097)	(5,379)
Net income (loss) available to common stockholders	$1,277,833	$(195,455,410)	$2,083,393	$(333,647,721)

Denominator
Weighted average number of shares of common stock outstanding during the period - basic	29,934,322,257	1,702,149,425	29,845,095,738	858,169,865
Warrants	-	-	6,335,103,465	-
Preferred stock	452,145,411,111	-	452,234,637,630	-
Weighted average number of shares of common stock outstanding during the period - diluted	482,079,733,368	1,702,149,425	488,414,836,833	858,169,865

Net earnings (loss) available to common stockholders per share - basic:
Continuing operations	$0.00	$(0.11)	$0.00	$(0.39)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total basic	$0.00	$(0.11)	$0.00	$(0.39)
Net earnings (loss) available to common stockholders per share - diluted:
Continuing operations	$0.00	$(0.11)	$0.00	$(0.39)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total diluted	$0.00	$(0.11)	$0.00	$(0.39)

Diluted earnings (loss) per share excludes all dilutive potential shares if their effect is anti-dilutive.

For the three months ended June 30, 2023 and 2022, the following potential common stock equivalents were excluded from the calculation of diluted earnings (loss) per share as their effect was anti-dilutive:

	Three Months Ended June 30,
	2023	2022
Common stock warrants	511,333,351,089	511,333,351,097
Convertible preferred stock	-	477,576,633,334
Convertible debentures	28,777,833,333	28,777,833,333
Stock options	26	26
	540,111,184,448	1,017,687,817,790

For the six months ended June 30, 2023 and 2022, the following potential common stock equivalents were excluded from the calculation of diluted earnings (loss) per share as their effect was anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Common stock warrants	504,998,247,624	511,333,351,097
Convertible preferred stock	-	477,576,633,334
Convertible debentures	28,777,833,333	28,777,833,333
Stock options	26	26
	533,776,080,983	1,017,687,817,790

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

As a result of these down round provisions, the potential common stock and common stock equivalents totaled 1.0 trillion at August 8, 2023. See Note 10 for a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2023 (unaudited) and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022

Accounts receivable	$12,268,792	$13,046,646
Less:
Allowance for contractual obligations	(8,190,137)	(8,529,904)
Allowance for doubtful accounts	(1,197,505)	(1,405,773)
Accounts receivable, net	$2,881,150	$3,110,969

Note 5 – Accrued Expenses

Accrued expenses at June 30, 2023 (unaudited) and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued payroll and related liabilities	$8,327,011	$8,533,710
HHS Provider Relief Funds	552,099	552,099
Accrued interest	6,308,052	5,736,096
Accrued legal expenses and settlements	498,000	534,550
Medicare cost report settlement reserves	990,062	2,101,837
Other accrued expenses	2,644,351	2,105,516
Accrued expenses	$19,319,575	$19,563,808

Accrued payroll and related liabilities included approximately $7.3 million and $7.0 million, respectively, for accrued past due payroll taxes and associated penalties and interest as of June 30, 2023 and December 31, 2022, respectively.

As of December 31, 2022, the Company had Medicare cost reports settlement reserves of $2.1 million. During the six months ended June 30, 2023, the Company reduced its reserve amount by $1.1 million due to payments (recoupments) and various final and estimated cost report settlements leaving Medicare cost report settlement reserves of $1.0 million at June 30, 2023.

Note 6 – Debt

At June 30, 2023 (unaudited) and December 31, 2022, debt consisted of the following:

	June 30, 2023	December 31, 2022

Notes payable- third parties	$1,318,315	$2,917,390
Loan payable – related party	2,253,000	2,995,000
Debentures	8,222,240	8,622,240
Total debt	11,793,555	14,534,630
Less current portion of debt	(11,793,555)	(14,534,630)
Total debt, net of current portion	$-	$-

At June 30, 2023 (unaudited) and December 31, 2022, notes payable with third parties consisted of the following:

Notes Payable – Third Parties

	June 30, 2023	December 31, 2022

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000 (the “Tegal Notes”).	$291,557	$291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Issued net of $0.4 million of debt discount and financing fees.	-	1,137,380

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,026,758	1,488,453

	1,318,315	2,917,390
Less current portion	(1,318,315)	(2,917,390)
Notes payable - third parties, net of current portion	$-	$-

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384 plus post-judgment interest. On June 1, 2023, the Company and the holders of the Tegal Notes agreed to settle all amounts owed pursuant to the judgment for a total of $462,500 comprised of an initial payment of $200,000 followed by six monthly payments of $43,750. The Company has made all required payments to date, including the initial payment of $200,000, which was applied to accrued interest.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million with payments due in November and December 2019. These payments were not made. In February 2020, Mr. O’Killough sued the Company and Christopher Diamantis, as guarantor and in May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. The Company is obligated to repay Mr. Diamantis for the payments, plus interest, that he made to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. During the six months ended June 30, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis settled the obligation in full for $580,000. As a result of the settlement, the Company recorded a $0.6 million gain on legal settlement during the six months ended June 30, 2023.

On August 10, 2021, the Company entered into two notes payable with Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to agreements that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. On May 12, 2023, the Company and Western Healthcare, LLC agreed to reduce the aggregate principal amount of the notes by $400,000 in exchange for a cash payment of $200,000. As a result of the reduction of the principal balance in excess of the amount paid, during the three and six months ended June 30, 2023, the Company recorded a gain on forgiveness of debt of $0.2 million. The Company has not made all of the monthly installments due under the notes and the notes are past due.

Loan Payable – Related Party

At June 30, 2023 (unaudited) and December 31, 2022, loan payable - related party consisted of the following:

	June 30, 2023	December 31, 2022

Loan payable to Christopher Diamantis	$2,253,000	$2,995,000
Less current portion of loan payable, related party	(2,253,000)	(2,995,000)
Total loan payable, related party, net of current portion	$-	$-

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the six months ended June 30, 2023 and 2022, Mr. Diamantis loaned the Company $580,000 and $750,000, respectively, which the Company used to pay amounts owed under the note payable to Mr. O’Killough. These payments and the note payable to Mr. O’Killough are more fully discussed above under the heading Notes Payable –Third Parties. During the six months ended June 30, 2023, the Company made payments on the principal amount of the loans from Mr. Diamantis of $1.3 million. No principal payments were made on loans from Mr. Diamantis during the six months ended June 30, 2022.

During the three months ended June 30, 2023 and 2022, the Company did not incur interest expense on the loans from Mr. Diamantis. During the six months ended June 30, 2023 and 2022, the Company incurred interest expense on the loans from Mr. Diamantis of $58,000 and $0.1 million, respectively.

No accrued interest was owed to Mr. Diamantis at June 30, 2023 and December 31, 2022. Interest accrues on loans from Mr. Diamantis at a rate of 10% of the amount loaned.

Debentures

The carrying amount of all outstanding debentures with institutional investors as of June 30, 2023 (unaudited) and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

March 2017 Debenture	$2,580,240	$2,580,240
2018 Debentures	5,642,000	5,642,000
October 2022 Debentures	-	400,000
	8,222,240	8,622,240
Less current portion	(8,222,240)	(8,622,240)
Debentures, net of current portion	$-	$-

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”) with a principal balance of $2.6 million at June 30, 2023 and December 31, 2022, including a 30% late-payment penalty of $0.6 million. The March 2017 Debenture is past due by its original terms. The March 2017 Debenture bears default interest at the rate of 18% per annum and is secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on this past due debenture of $0.1 million and $0.1 million, respectively, during the three months ended June 30, 2023 and 2022 and $0.2 million and $0.2 million, respectively, during the six months ended June 30, 2023 and 2022. As of June 30, 2023, accrued default interest on the March 2017 Debenture totaled $2.0 million.

On June 30, 2023, the March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to its terms, of $0.00009 per share or 28.7 billion shares of the Company’s common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with warrants (the “March Warrants”), which are exercisable into shares of the Company’s common stock until March 21, 2024. During the three and six months ended June 30, 2022, the Company recorded $194.8 million and $330.5 million of deemed dividends, respectively, as a result of the down round provisions of March Warrants. No deemed dividends were recorded in the three and six months ended June 30, 2023 as there was no change in the exercise prices of the March Warrants during the periods. Deemed dividends and outstanding warrants are more fully discussed in Notes 1, 9 and 10.

2018 Debentures

During 2018, the Company closed various offerings of debentures (the “2018 Debentures”) with principal balances aggregating $14.5 million, including late-payment penalties, due in September 2019. The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at June 30, 2023 and is subject to a floor of $0.052 per share. At June 30, 2023 and December 31, 2022, the outstanding principal balance of the 2018 Debentures, including 30% late-payment penalties of $1.3 million, was $5.6 million and the debentures were convertible into 108.5 million shares of the Company’s common stock. The debentures bear default interest at the rate of 18% per annum and are secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on these past due debentures of $0.3 million and $0.3 million, respectively, during the three months ended June 30, 2023 and 2022 and $0.5 million and $0.5 million, respectively, during the six months ended June 30, 2023 and 2022. As of June 30, 2023, accrued default interest on the 2018 Debentures totaled $3.8 million.

See Notes 3 and 10 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of June 30, 2023.

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

Note 7 – Related Party Transactions

In addition to the transactions discussed in Notes 6 and 10, the Company had the following related party activity during the three and six months ended June 30, 2023 and 2022:

Alcimede Limited

Pursuant to a consulting agreement, Alcimede Limited billed $0.1 million and $0.1 million for services for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the Managing Director of Alcimede Limited.

InnovaQor, Inc.

In addition to the investment in InnovaQor’s Series B-1 Preferred Stock (see Notes 1 and 9), at June 30, 2023 and December 31, 2022, the Company had a note receivable / related party receivable resulting from working capital advances to InnovaQor, Inc. (“InnovaQor”) of approximately $2.3 million and $1.5 million, respectively. From January 1, 2023 to June 30, 2023, the Company advanced $0.9 million to InnovaQor to finance its working capital requirements. The balance at June 30, 2023 and December 31, 2022 includes amounts due under a note receivable as discussed below.

As of July 1, 2022, the Company had an outstanding related party receivable from InnovaQor of $803,416. InnovaQor signed a promissory note, dated July 1, 2022, in favor of the Company that provided that InnovaQor repay the Company $883,757 on December 31, 2022 (inclusive of 10% original issue discount). Effective December 31, 2022, the Company and InnovaQor agreed to restructure the promissory note receivable in favor of the Company in the amount of $883,757 and additional monies owed in the amount of $441,018 for a new promissory note receivable with a principal amount of $1,457,253 (inclusive of a 10% original issue discount, or $132,478) and an original maturity date of June 30, 2023 except that InnovaQor will pay 25% of any capital it receives from new capital secured prior to the maturity date. The note receivable, in the event of default, bears interest at 18% per annum. During the year ended December 31, 2022, the Company recognized original issue discounts totaling $0.2 million as interest income. On August 9, 2023, certain modifications were made to the note receivable, as more fully discussed in Note 15.

During the three months ended June 30, 2023 and 2022, the Company contracted with InnovaQor to provide it with ongoing health information technology-related services totaling approximately $0.1 million and $50,000, respectively, and during the six months ended June 30, 2023 and 2022, the Company contracted with InnovaQor to provide such services totaling approximately $0.2 million and $0.1 million, respectively. In addition, InnovaQor currently subleases office space from the Company at a cost of approximately $10,200 per month for rent and utilities.

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

The following table presents our lease-related assets and liabilities at June 30, 2023 (unaudited) and December 31, 2022:

	Balance Sheet Classification	June 30, 2023	December 31, 2022

Assets:
Operating leases	Right-of-use operating lease assets	$440,310	$574,256
Finance lease	Property and equipment, net	-	-

Total lease assets		$440,310	$574,256

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$168,761	$215,063
Finance lease	Finance lease obligation	220,461	220,461

Long-term	Right-of-use operating lease obligations	271,549	359,193

Total lease liabilities		$660,771	$794,717

Weighted-average remaining term:
Operating leases		2.33 years	2.59 years
Finance lease (1)		N/a	N/a
Weighted-average discount rate:
Operating leases		13.0%	13.0%
Finance lease		4.9%	4.9%

The following table presents certain information related to lease expense for finance and operating leases for the three and six months ended June 30, 2023 and 2022 (unaudited):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Finance lease expense:
Depreciation/amortization of leased assets	$-	$-	$-	$-
Interest on lease liabilities	-	-	-	-
Operating leases:
Short-term lease expense (2)	82,347	97,681	174,915	165,039
Total lease expense	$82,347	$97,681	$174,915	$165,039

Other Information

The following table presents supplemental cash flow information for the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$175,460	$162,539
Operating cash flows for finance lease	$-	$-
Financing cash flows for finance lease payments	$-	$-

(1)	As of June 30, 2023 and December 31, 2022, the Company was in default under its finance lease obligation, therefore, the aggregate future minimum lease payments and accrued interest under this finance lease in the amount of $0.2 million are deemed to be immediately due.

(2)	Expenses are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Aggregate future minimum lease payments under right-of-use operating and finance leases are as follows:

	Right-of-Use Operating Leases	Finance Lease
Twelve months ending June 30:
2024	$216,239	$224,252
2025	222,712	-
2026	74,598	-
2027	-	-
2028	-	-
Thereafter	-	-
Total	513,549	224,252

Less interest	(73,239)	(3,791)
Present value of minimum lease payments	440,310	220,461

Less current portion of lease obligations	(168,761)	(220,461)
Lease obligations, net of current portion	$271,549	$-

Note 9 – Fair Value, Derivative Financial Instruments and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 1. At June 30, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, note receivable / receivable from related party, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2023 (unaudited) and December 31, 2022:

	Level 1	Level 2	Level 3	Total

As of June 30, 2023:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

As of December 31, 2022:
Asset - InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Liability - Embedded conversion option of debenture	-	-	455,336	455,336

InnovaQor Series B-1 Preferred Stock

During 2021, the Company sold several subsidiaries to InnovaQor. As consideration for the sale, the Company received 14,950 shares of InnovaQor’s Series B-1 Preferred Stock of which 100 shares were used in 2021 to settle an outstanding liability leaving a balance of 14,850 shares at June 30, 2023 and December 31, 2022. The fair value of the Company’s InnovaQor Series B-1 Preferred Stock investment was determined based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

In reviewing the fair value of the InnovaQor Series B-1 Preferred Stock, the Company believes that the value recorded at June 30, 2023 and December 31, 2022 of $9.0 million represents its fair value. In determining fair value, consideration was given to: (i) the variable rate conversion feature of the InnovaQor Series B-1 Preferred Stock in that changes in the price of the common stock do not affect conversion value; (ii) recent sales and offering prices by InnovaQor of shares of its common stock; (iii) that InnovaQor is actively seeking additional capital; and (iv) other considerations that we believe will bolster the underlying liquidity of InnovaQor’s common stock.

Embedded Conversion Option

The Company utilized the following method to value its derivative liability as of June 30, 2023 and December 31, 2022 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the three and six months ended June 30, 2023, there were no triggers of down round provisions of outstanding warrants and, therefore, no associated deemed dividends were recorded in the periods. During the three and six months ended June 30, 2022, the conversions of preferred stock triggered a reduction in the exercise prices of warrants containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants, as a result of the decreases in the exercise prices, was measured using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models for the three months ended June 30, 2022: risk free rates ranging from 2.37% to 2.73%, volatility ranging from 717% to 792% and terms ranging from 1.83 to 2.39 years. The following assumptions were utilized in the Black Scholes valuation models for the six months ended June 30, 2022: risk free rates ranging from 0.0% to 2.73%, volatility ranging from 1.94% to 1,564% and terms ranging from 0.01 to 2.45 years. The incremental value of modifications to warrants as a result of the down round provisions of $194.7 million and $330.5 million were recorded as deemed dividends during the three and six months ended June 30, 2022, respectively.

In addition, deemed dividends of $0.2 million and $0.3 million were recorded in the three and six months ended June 30, 2022, respectively, as a result of the issuances of shares of our Series P Preferred Stock, as more fully discussed in Note 10. Deemed dividends are also discussed in Notes 1 and 3.

Note 10 – Stockholders’ Deficit

Authorized Capital

The Company has 250,000,000,000 authorized shares of Common Stock at a par value of $0.0001 per share and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01 per share.

Preferred Stock

As of June 30, 2023, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”), 2,864.31 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”), 8,644.59 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 10,194.87 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

Series H Preferred Stock

Each of the 10 shares of the Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. Mr. Lagan is the sole manager of Alcimede LLC. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On June 30, 2023, the Series L Preferred Stock was convertible into approximately 2.8 billion shares of the Company’s common stock at a conversion price of $0.00009 per share.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest, on that date in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 6 for a discussion of the Company’s indebtedness to Mr. Diamantis as of June 30, 2023 and December 31, 2022.

The terms of the Series M Preferred Stock include: (i) each share of the Series M Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date but in any event not less than the par value of the Company’s common stock; (ii) dividends at the rate per annum of 10% of the stated value per share shall accrue on each outstanding share of Series M Preferred Stock from and after the date of the original issuance of such share of Series M Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). The dividends shall accrue from day to day, whether or not declared, and shall be cumulative and non-compounding; provided, however, that such dividend shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such dividends. No cash dividends shall be paid on the Company’s common stock unless the dividends are paid on the Series M Preferred Stock; and (iii) each holder of the Series M Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. Regardless of the number of shares of Series M Preferred Stock outstanding and so long as at least one share of Series M Preferred Stock is outstanding, the outstanding shares of Series M Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any meeting of stockholders or action by written consent. Each outstanding share of the Series M Preferred Stock shall represent its proportionate share of the 51% allocated to the outstanding shares of Series M Preferred Stock in the aggregate. The Series M Preferred Stock shall vote with the common stock and any other voting securities as if they were a single class of securities. On August 13, 2020, Mr. Diamantis entered into the Voting Agreement with Mr. Lagan and Alcimede LLC (of which Mr. Lagan is the sole manager) pursuant to which Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock held by Mr. Diamantis. Mr. Diamantis has retained all other rights under the Series M Preferred Stock.

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock. On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock with a stated value of approximately $0.6 million for 9,500 shares of the Company’s common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of June 30, 2023, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. On June 30, 2023, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 208.1 billion shares of the Company’s common stock.

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

During the six months ended June 30, 2023 and 2022, the holders converted 36 shares and 1,833.71 shares, respectively, of their Series N Preferred Stock with a stated value of $36,000 and $1.8 million, respectively, into 400.0 million and 2.6 billion shares, respectively, of the Company’s common stock. On June 30, 2023, 2,864.31 shares of Series N Preferred Stock remained outstanding and were convertible into 31.8 billion shares of the Company’s common stock.

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

During the six months ended June 30, 2023, the holders converted 40.5 shares of their Series O Preferred Stock with a stated value of $40,500 into 450.0 million shares of the Company’s common stock. During the six months ended June 30, 2022, the holders converted 179.46 shares of their Series O Preferred Stock with a stated value of $0.2 million into 1.6 billion shares of the Company’s common stock. On June 30, 2023, 8,644.59 shares of Series O Preferred Stock remained outstanding and were convertible into 96.1 billion shares of the Company’s common stock.

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

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million. During the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.3 million of deemed dividends, respectively, as a result of the issuances of shares of its Series P Preferred Stock during the periods. The deemed dividends resulted from the difference between the stated value of the shares issued and the proceeds received, as well as the 10% conversion price discount.

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

On June 30, 2023, 10,194.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible into 113.3 billion shares of the Company’s common stock.

Common Stock

The Company had 29.9 billion and 29.1 billion shares of its common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company issued 400 million shares of its common stock upon the conversion of 36 shares of its Series N Preferred Stock and 450 million shares of its common stock upon conversion of 40.5 shares of its Series O Preferred Stock. During the six months ended June 30, 2022, the Company issued 2.6 billion shares of its common stock upon the conversions of 1,833.71 shares of its Series N Preferred Stock and 1.6 billion shares of its common stock upon the conversions of 179.46 shares of its Series O Preferred Stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the outstanding options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of the Company’s common stock and a decline in the market price of the common stock. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of its common stock, including the Reverse Stock Split, which is more fully discussed in Note 1.

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

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. As of June 30, 2023 and December 31, 2022, the Company had 26 stock options outstanding and exercisable with a weighted average exercise price of $2.9 million per share. At June 30, 2023, the weighted average remaining contractual life was 2.87 years for options outstanding and exercisable. The intrinsic value of options exercisable at June 30, 2023 and December 31, 2022 was $0. As of June 30, 2023 and 2022, there was no remaining compensation expense associated with stock options as all of the outstanding options had fully vested as of December 31, 2019.

Warrants

The Company, as part of financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 511.3 billion shares at June 30, 2023.

The following summarizes the information related to warrant activity during the six months ended June 30, 2023:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2022	511,333,351,090	$0.00009
Issuance of warrants	-	-
Expiration of warrants	(1)	(794,998.13)
Balance at June 30, 2023	511,333,351,089	$0.00009

Included in the warrants outstanding at June 30, 2023 were the March Warrants issued in March 2017 in connection with the March 2017 Debenture. (The March 2017 Debenture is more fully discussed in Note 6.) The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors. On June 30, 2023, the March Warrants were exercisable into an aggregate of approximately 507.6 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At June 30, 2023, the Series A Warrants were exercisable for 190.0 billion shares of the Company’s common stock. They were exercisable upon issuance in March 2017 and had an initial term of exercise equal to five years. On June 30, 2023, the Series B Warrants were exercisable for 127.6 billion shares of the Company’s common stock. They were exercisable upon issuance in March 2017, and had an initial term of exercise of eighteen months, which was extended until March 21, 2022. On June 30, 2023, the Series C Warrants were exercisable for 190.0 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024. On June 30, 2023, the Series A, Series B and Series C Warrants each have an exercise price of $0.00009 per share, which reflects down round provision adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

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

Deemed Dividends

During the three and six months ended June 30, 2022, reductions in the exercise prices of the warrants gave rise to deemed dividends. See Note 9 for the assumptions used in the calculations of deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 1 and 3.

Note 11 – Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)
Cash paid for interest	$411,791	$944,082
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Stated value of Series N Preferred Stock converted into common stock	$36,000	$1,833,712
Stated value of Series O Preferred Stock converted into common stock	40,500	179,460
Deemed dividends from issuances of Series P Preferred Stock	-	333,333
Deemed dividends from triggers of down round provisions of warrants	-	330,543,036

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans, as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for alleged improper billing practices. The suit remains ongoing but because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Mr. Diamantis for his financial support to the Company and assumption of all costs to carry the case to conclusion.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company has made payments to reduce the amount owed. The balance accrued of approximately $0.4 million remained outstanding to the DOR at June 30, 2023.

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384 plus post-judgment interest. On June 1, 2023, the Company and the holders of the Tegal Notes agreed to settle all amounts owed pursuant to the judgment for a total of $462,500 comprised of an initial payment of $200,000 followed by six monthly payments of $43,750. The Company has made all required payments to date.

In February 2020, Anthony O’Killough sued the Company and Mr. Diamantis, as guarantor, in New York State Supreme Court for the County of New York, for approximately $2.0 million relating to the promissory note issued by the Company in September 2019. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. The Company is obligated to repay Mr. Diamantis for the payments, plus interest, that he made to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. During the six months ended June 30, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis settled the obligation in full for $580,000. The promissory note, forbearance agreement and final settlement are also discussed in Note 6.

In July 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained judgments against the Company totaling of $1.3 million. The Company has recorded these judgments as liabilities as of June 30, 2023. However, management believes that a number of insurance payments were made to CHSPSC for services provided after the change of ownership and believes that these payments will offset portions of the judgments.

On June 30, 2021, the Company entered into a settlement agreement with the Tennessee Bureau of Workers’ Compensation. Per the terms of the settlement agreement, the Company is obligated to pay a total of $109,739, payable in a lump sum payment of $32,922 on or before August 15, 2021 and in 24 consecutive monthly payments of $3,201 each on or before the 15th day of each month beginning September 15, 2021. The Company made the required payments due to date and has recorded the remaining amounts owed as a liability as of June 30, 2023.

A sealed qui tam lawsuit in the US District Court for the Southern District of Florida against the Company was filed in July 2021. This lawsuit was unsealed in November 2022 and Clifford Barron disclosed as the Plaintiff-Relator asserted violations of the False Claims Act. Clifford Barron was an employee of CollabRx, Inc. (a San Francisco based, wholly owned subsidiary of the Company) until early 2018. Following his resignation on January 17, 2018, Clifford Barron sought and received a judgment against the Company for approximately $253,000 he claimed was owed to him by the CollabRx subsidiary for severance and payment of COBRA. On receiving the judgment, he collected all monies owed to him under this judgment, including from the Company’s rural healthcare operations in Tennessee with which he was not involved. Payments included approximately $164,000 secured from hospital operating and other bank accounts by garnishments initiated by Jonathan Swann Taylor of Taylor & Knight, GP, Knoxville Tennessee, on behalf of Clifford Barron in May 2022. Clifford Barron has not been an employee of any subsidiary of the Company since January 2018, is not involved with the Company and has no knowledge of the Company’s operations, financial status, or controls. On November 21, 2022, the Company was advised that the U.S. Department of Justice was intervening in the action filed by the Plaintiff-Relator, Clifford Barron and has requested repayment of HHS Provider Relief Funds that certain subsidiaries of the Company obtained and other relief. The Company has retained the services of a specialist third-party accounting firm to complete a forensic review of the expenditure of all monies expended since the receipt of HHS Provider Relief Funds. It has been discovered that certain filing requirements of the Company’s operating subsidiaries were incomplete or contained errors that did not accurately reflect the expenditure of HHS Provider Relief Funds received. The Company disputes the allegations made in the False Claims Act complaint and believes that the forensic review of funds expended will address the lawsuit and demonstrate adherence with the applicable rules for use of HHS Provider Relief Funds. Accordingly, no amount has been accrued for this potential liability at June 30, 2023 and December 31, 2022. There is no assurance that the Company will be able to retain all HHS Provider Relief Funds it has received nor avoid payment of other relief sought by the Department of Justice. Any requirement to repay a significant amount of HHS Provider Relief Funds could have a material adverse effect on the Company.

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

Carrying amounts of major classes of liabilities of EPIC and the other non-operating subsidiaries included as part of discontinued operations in the unaudited condensed consolidated balance sheets as of June 30, 2023 (unaudited) and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022

Accounts payable	$1,115,066	$1,115,066
Accrued expenses	349,143	341,046
Current liabilities of discontinued operations	$1,464,209	$1,456,112

Consolidated Loss from Discontinued Operations:

	Three Months Ended June 30, 2023 (unaudited)	Three Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2023 (unaudited)	Six Months Ended June 30, 2022 (unaudited)
General and administrative expenses	$-	$2,811	$-	$4,245
Other expense	(8,097)	(1,134)	(8,097)	(1,134)
Provision for income taxes	-	-	-	-
Loss from discontinued operations	$(8,097)	$(3,945)	$(8,097)	$(5,379)

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued this ASU to: (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU do not change the principles of fair value measurement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company should apply the amendments prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. We have not yet determined the impact of adopting this new accounting guidance on our consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 15 – Subsequent Events

Myrtle Commencement of Operations

On August 10, 2023, Myrtle received its state license to operate an alcohol and drug treatment facility at the Company’s Big South Fork Medical Center campus and, accordingly, commenced operations on August 14, 2023. Myrtle is more fully discussed in Note 1.

InnovaQor Note Receivable Modifications

On August 9, 2023, the Company and InnovaQor mutually agreed to modify the promissory note receivable to extend the maturity date from June 30, 2023 to December 31, 2023 and to provide for additional interest in the form of 5% of the principal amount to be added to the amount payable under the note. The promissory note receivable is more fully discussed in Note 7.

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

COMPANY OVERVIEW

Our Services

We are a provider of health care services for our patients. We own one operating hospital in Oneida, Tennessee, a hospital located in Jamestown, Tennessee that we plan to reopen, and operate and an operating rural clinic in Kentucky. In addition, the Company owns a subsidiary pursuing opportunities in the behavioral health sector and, on August 14, 2023, commenced operations of an alcohol and drug treatment facility on the campus of its hospital in Oneida, Tennessee. The Company’s operations consist of only one segment.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

CarePlus Rural Health Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky known as CarePlus Clinic. The clinic, which was acquired from CarePlus Rural Health Clinic, LLC, offers compassionate care in a modern, patient-friendly facility. The CarePlus Clinic is located 32 miles northeast of our Big South Fork Medical Center.

Myrtle Recovery Centers, Inc.

In the second quarter of 2022, we formed a subsidiary, Myrtle Recovery Centers, Inc. (“Myrtle”), to pursue opportunities in the behavioral health sector, initially in our core, rural markets. We intend to focus on leveraging our existing physical locations and corporate and regional infrastructure to offer behavioral health services, including substance abuse treatment. Services will be provided on either an inpatient, residential basis or an outpatient basis.

On August 10, 2023, Myrtle was granted a license under the rules of the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida Tennessee. The facility, which is located at Rennova’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. Myrtle intends to offer outpatient opioid treatment services at its Oneida facility in the future.

On April 11, 2023, Myrtle sold shares of its common stock equivalent to a 1.961% ownership stake in the subsidiary for de minimis value to an unaffiliated individual licensed as a physician in Tennessee. The shares have certain transfer restrictions, including the right of the subsidiary to transfer the shares to another physician licensed in Tennessee for de minimis value. The shares were sold to the individual for Tennessee healthcare regulatory reasons.

Jamestown Regional Medical Center

On June 1, 2018, we acquired from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center, for a purchase price of $0.7 million. The hospital is an 85-bed facility of approximately 90,000-square feet on over eight acres of land, which offered a 24-hour emergency department with two trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provided telemetry services. The acquisition also included a separate physician practice known as Mountain View Physician Practice, Inc.

The Company suspended operations at the hospital and physician practice in June 2019, as a result of the termination of the hospital’s Medicare agreement and other factors. The Company is evaluating whether to reopen the facility as an acute care hospital or as another type of healthcare facility. Jamestown is located 38 miles west of Big South Fork Medical Center.

Outlook

We currently operate one hospital, a rural health clinic and an alcohol and drug treatment facility. We also own another hospital at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone facility. We remain confident that this is a sustainable model we can continue to grow through acquisition and development.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
		%		%
Net Revenues	$6,389,219	100.0%	$3,606,236	100.0%
Operating expenses:
Direct costs of revenues	1,834,107	28.7%	1,571,673	43.6%
General and administrative expenses	2,358,758	36.9%	1,880,167	52.1%
Depreciation and amortization	99,357	1.6%	117,216	3.3%
Income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest	2,096,997	32.8%	37,180	1.0%
Other income (expense), net	212,368	3.3%	(316,369)	-8.8%
Gain from forgiveness of debt	200,000	3.1%	334,819	9.3%
Loss from legal settlements, net	(276,313)	-4.3%	(76,218)	-2.1%
Interest expense	(431,484)	-6.8%	(479,253)	-13.3%
Provision for income taxes	(517,000)	-8.1%	-	0.0%
Net loss attributable to noncontrolling interest	1,362	0.0%	-	0.0%
Net income (loss) from continuing operations	$1,285,930	20.1%	$(499,841)	-13.9%

Net Revenues

Net revenues were $6.4 million for the three months ended June 30, 2023, as compared to net revenues of $3.6 million for the three months ended June 30, 2022, an increase of $2.8 million. We attribute the increase in net revenues to greater inpatient admissions, increased outpatient services, higher reimbursement rates and certain collections from prior periods related to Critical Access Hospital designation at our Big South Fork Medical Center.

Direct Cost of Revenues

Direct costs of revenues increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. We attribute the increase primarily to higher salaries and wages and professional fees. Salaries and wages increased primarily due to greater inpatient admissions and increased non-clinical staffing, partially offset by reduced contract labor. Professional fees increased as a result of the restructuring of our relationships with certain professional service firms.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our hospital operations general and administrative expenses contributed approximately $0.5 million of the increase due primarily to increased salaries and wages, professional fees and an increase in property taxes. In addition, we incurred approximately $0.1 million of startup expenses associated with Myrtle, partially offset by a reduction of approximately $0.1 million of corporate related expenses.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant at approximately $0.1 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively.

Income from Continuing Operations Before Other Income (Expense), Income Taxes and Net Loss Attributable to Noncontrolling Interest

Income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest for the three months ended June 30, 2023 was $2.1 million compared to income of $37,180 for the three months ended June 30, 2022. We attribute the increase to the $2.8 million increase in net revenues in the three months ended June 30, 2023 compared to the comparable 2022 period, partially offset by the increases in direct costs of net revenues and general and administrative expenses in the three months ended June 30, 2023 versus the 2022 period.

Other Income (Expense), Net

Other income, net of $0.2 million for the three months ended June 30, 2023 consisted primarily of various miscellaneous income items, partially offset by $0.1 million of penalties and interest from non-payment of payroll taxes. Other expense, net of $0.3 million for the three months ended June 30, 2022 consisted primarily of penalties and interest from non-payment of payroll taxes.

Gain from Forgiveness of Debt

Gain from forgiveness of debt of $0.2 million for the three months ended June 30, 2023 resulted from the forgiveness of a portion of outstanding notes payable. Gain from forgiveness of debt for the three months ended June 30, 2022 resulted from the forgiveness of Paycheck Protection Program loans (“PPP Notes”).

Loss from Legal Settlements, Net

The loss from legal settlements, net was $0.3 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The loss from legal settlements, net for the three months ended June 30, 2023 resulted primarily from the adjustment of reserves related to judgments with the former owners of Jamestown Regional Medical Center.

Interest Expense

Interest expense was $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense for the three months ended June 30, 2023 and 2022 consisted of interest expense on debentures and notes payable.

Provision for Income Taxes

The provision for income taxes of $517,000 for the three months ended June 30, 2023 compared to no provision for the three months ended June 30, 2022 was due to the taxable income in the 2023 period versus a loss for the 2022 period.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended June 30, 2023 was $1.3 million, as compared to a net loss from continuing operations of $0.5 million for the three months ended June 30, 2022. The improvement in the 2023 period as compared to the 2022 period was primarily due to $2.1 million of income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest in the three months ended June 30, 2023 compared to income of $37,180 for the comparable 2022 period and $0.2 million of other income, net in the 2023 period compared to $0.3 million of other expense, net in the 2022 period, partially offset by an increase of $0.2 million from loss from legal settlements, net in the 2023 period, a decrease of $0.1 million from the forgiveness of debt in the 2023 period and $0.5 million of income taxes in the 2023 period.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
		%		%
Net Revenues	$11,305,115	100.0%	$4,750,756	100.0%
Operating expenses:
Direct costs of revenues	3,687,153	32.6%	2,946,316	62.0%
General and administrative expenses	4,575,428	40.5%	3,452,503	72.7%
Depreciation and amortization	193,492	1.7%	234,040	4.9%
Income (loss) from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest	2,849,042	25.2%	(1,882,103)	-39.6%
Other income (expense), net	255,114	2.3%	(42,281)	-0.9%
Gain from forgiveness of debt	200,000	1.8%	334,819	7.0%
Gain (loss) from legal settlements, net	286,719	2.5%	(76,218)	-1.6%
Interest expense	(983,747)	-8.7%	(1,100,190)	-23.2%
Provision for income taxes	(517,000)	-4.6%	-	0.0%
Net loss attributable to noncontrolling interest	1,362	0.0%	-	0.0%
Net income (loss) from continuing operations	$2,091,490	18.5%	$(2,765,973)	-58.2%

Net Revenues

Net revenues were $11.3 million for the six months ended June 30, 2023, as compared to $4.8 million for the six months ended June 30, 2022, an increase of $6.5 million. We attribute the increase in net revenues to greater inpatient admissions, increased outpatient services, higher reimbursement rates and certain collections from prior periods related to Critical Access Hospital designation at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to June 30, 2021.

Direct Costs of Revenues

Direct costs of revenue increased by $0.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We attribute the increase primarily to higher salaries and wages and professional fees. Salaries and wages increased primarily due to greater inpatient admissions and increased non-clinical staffing, partially offset by reduced contract labor. Professional fees increased as a result of the restructuring of our relationships with certain professional service firms.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million in the six months ended June 30, 2023 compared to the 2022 period. Our hospital operations general and administrative expenses increased by approximately $0.9 million primarily due to increased salaries and wages, professional and purchased services and property taxes. In addition, we incurred $146,000 of startup expenses associated with Myrtle and a $54,000 increase in corporate related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively constant at approximately $0.2 million and $0.2 million in the six months ended June 30, 2023 and 2022, respectively.

Income (Loss) from Continuing Operations Before Other Income (Expense), Income Taxes and Net Loss Attributable to Noncontrolling Interest

Our income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest for the six months ended June 30, 2023 was $2.8 million compared to a loss of $1.9 million for the six months ended June 30, 2022. We attribute the $4.7 million improvement in the six months ended June 30, 2023 to the $6.5 million increase in net revenues in the six months ended June 30, 2023 compared to the comparable 2022 period, partially offset by higher direct costs of net revenues and general and administrative expenses in the six months ended June 30, 2023 versus the 2022 period.

Other Income (Expense), net

Other income, net for the six months ended June 30, 2023 of $0.3 million consisted primarily of various other miscellaneous income items, partially offset by $0.2 million of penalties and interest associated with past due payroll taxes. Other expense, net for the six months ended June 30, 2022 of $42,281 consisted primarily of $0.4 million of penalties and interest associated with past due payroll taxes, partially offset by approximately $0.4 million of various other miscellaneous income items.

Gain from Forgiveness of Debt

Gain from forgiveness of debt of $0.2 million for the six months ended June 30, 2023 resulted from the forgiveness of a portion of outstanding notes payable. Gain from forgiveness of debt for the six months ended June 30, 2022 resulted from the forgiveness of PPP Notes.

Gain (Loss) from Legal Settlements, net

The gain from legal settlements, net was $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The gain from legal settlements, net in the 2023 period resulted primarily from a gain of $0.6 million from the settlement of an obligation under a note payable, partially offset by $0.3 million associated with the adjustment of reserves related to judgments with the former owners of Jamestown Regional Medical Center.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $1.0 million compared to $1.1 million for the six months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 included $0.9 million for interest on debentures and notes payable and $58,000 for interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the six months ended June 30, 2022 included $1.0 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis.

Provision for Income Taxes

The provision for income taxes of $517,000 for the six months ended June 30, 2023 compared to no provision for the three months ended June 30, 2022 was due to the taxable income in the 2023 period versus a loss for the 2022 period.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the six months ended June 30, 2023 was $2.1 million compared to a net loss from continuing operations of $2.8 million for the six months ended June 30, 2022. The improvement in the results from continuing operations in the 2023 period as compared to the 2022 period of approximately $4.9 million was primarily due to the income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest of $2.8 million in the 2023 period versus a loss of $1.9 in the comparable 2022 period, a gain from legal settlements, net of $0.3 million in the 2023 period compared to a loss from legal settlements, net of $0.1 million in the 2022 period and a reduction in interest expense of $0.1 million in the 2023 period compared to the 2022 period. Partially offsetting the improvement was a decrease of $0.1 million in the gain from forgiveness of debt in the 2023 period compared to the 2022 period and $0.5 million of income tax expense in the 2023 period.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2023, we financed our operations with the $3.3 million of cash that we generated from operations and $0.6 million of loans from Mr. Diamantis, a former member of our Board of Directors. During the six months ended June 30, 2022, we financed our operations with $1.5 million from issuances of our Series P Convertible Redeemable Preferred Stock and $0.8 million of loans from Mr. Diamantis. Also, during the six months ended June 30, 2022, we received $0.3 million from HHS Provider Relief Funds. During the six months ended June 30, 2023, the Company repaid $1.3 million of loans from Mr. Diamantis and $0.4 million of debentures. During the six months ended June 30, 2023 and 2022, we repaid $0.8 million and $1.2 million of notes payable, respectively. Each of these financing transactions is more fully discussed in Notes 6 and 10 to our accompanying unaudited condensed consolidated financial statements.

Future cash needs for working capital, capital expenditures, pursuit of opportunities in the behavioral health sector, debt service obligations and potential acquisitions will require management to seek additional capital. The sale/issuance of additional equity will result in additional dilution to our stockholders.

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

At June 30, 2023, the Company had a working capital deficit and a stockholders’ deficit of $40.9 million and $27.0 million, respectively. While the Company incurred net income of $2.1 million for the six months ended June 30, 2023, it incurred a net loss of $3.3 million for the year ended December 31, 2022 and as of the date of this report, its cash is deficient and payments for its operations in the ordinary course are not being made. The prior year loss and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of certain outstanding notes payable and debentures, as more fully discussed in Notes 5 and 6 to the accompanying unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s accompanying unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. In 2021, the Company sold subsidiaries to InnovaQor Inc. and the Company received 14,950 shares of InnovaQor, Inc.’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-I Preferred Stock”) valued at $9.1 million as consideration for the sale. As of June 30, 2023, the Company held 14,850 shares of InnovaQor’s Series B-1 Preferred Stock valued at $9.0 million as an investment.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2023, we were party to legal proceedings, which are presented in Note 12 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022	Change

Cash	$725,517	$499,470	$226,047
Working capital deficit	40,899,034	42,944,995	(2,045,961)
Total debt	11,793,555	14,534,630	(2,741,075)
Finance lease obligation	220,461	220,461	-
Stockholders’ deficit	27,012,555	29,094,588	(2,082,033)

The following table presents the major sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

Cash provided by (used in) operations	$3,346,897	$(1,210,158)	$4,557,055
Cash used in investing activities	(1,153,981)	(462,883)	(691,098)
Cash (used in) provided by financing activities	(1,966,869)	1,075,392	(3,042,261)

Net change in cash	226,047	(597,649)	823,696
Cash and cash equivalents, beginning of the year	499,470	724,524	(225,054)
Cash and cash equivalents, end of the period	$725,517	$126,875	$598,642

The components of cash provided by (used in) operations for the six months ended June 30, 2023 and 2022 are presented in the following table:

	Six Months Ended June 30,
	2023	2022	Change

Net income (loss) from continuing operations, including noncontrolling interest	$2,090,128	$(2,765,973)	$4,856,101
Non-cash adjustments to net income (loss) (1)	(293,227)	(23,703)	(269,524)
Changes in operating assets and liabilities:
Accounts receivable	229,819	186,131	43,688
Inventory	7,280	36,890	(29,610)
Accounts payable and accrued expenses	962,939	1,352,286	(389,347)
Income taxes payable	517,000	-	517,000
Loss from discontinued operations	(8,097)	(5,379)	(2,718)
Other	(167,042)	11,304	(178,346)
Net cash provided by (used in) operating activities of continuing operations	3,338,800	(1,208,444)	4,547,244
Cash provided by (used in) operating activities of discontinued operations	8,097	(1,714)	9,811
Cash provided by (used in) operations	$3,346,897	$(1,210,158)	$4,557,055

(1)	Non-cash adjustments to net income for the six months ended June 30, 2023 of $0.3 million included primarily $0.2 million of gain from forgiveness of debt and $0.3 million of gain from legal settlements, net, partially offset by $0.2 million of depreciation and amortization. Non-cash adjustments to net loss for the six months ended June 30, 2022 of $23,703 included primarily $0.3 million of gain from forgiveness of PPP Notes, partially offset by $0.2 million of depreciation and amortization and $0.1 million of loss from legal settlements, net.

Common Stock and Common Stock Equivalents

The Company had 29,934,322,257 and 29,084,322,257 shares of its common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company issued an aggregate of 850,000,000 shares of its common stock upon conversions of 36 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and 40.5 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). During the six months ended June 30, 2022, the Company issued 4.2 billion shares of its common stock upon conversions of 1,833.71 shares of its Series N Preferred Stock and 179.46 shares of its Series O Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 6, 9 and 10 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, totaled 1.0 trillion at June 30, 2023 and August 8, 2023.

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

OTHER MATTERS

Inflation and Supply Chain Issues

The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices.

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

As of June 30, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2022. As of June 30, 2023, we concluded that these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues during 2023 and 2024 as we plan to move towards securing a more timely and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company has taken or is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

RENNOVA HEALTH, INC.

Date: August 15, 2023	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

