Form 10-K
period 2023-12-31
Rennova Health, Inc.
filed 2025-02-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-35141

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

477 S. Rosemary Avenue, Suite 222 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 855-1626

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $2,993,432.

As of February 4, 2025, the registrant had 43,051,322,257 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Unless otherwise noted, the following discussion of the Company’s business in Item 1, “Business” and its risk factors in Item 1A, “Risk Factors” is based on its operations as of December 31, 2023. Subsequent to December 31, 2023, the Company sold certain of its healthcare businesses as more fully discussed below under the heading, “Recent Developments.”

Item 1.	Business

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee and a hospital located in Jamestown, Tennessee that it plans to reopen. In addition, the Company owns a subsidiary providing services in the behavioral health sector on the campus of its hospital in Oneida, Tennessee. The Company’s operations consist of only one segment.

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

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its then parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

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

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida Tennessee. The facility, which is located at Rennova’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its recently opened Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and supplements the existing residential rehabilitation and detoxification services offered at Myrtle.

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

CarePlus Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky, known as CarePlus Clinic. The clinic and its associated assets, which were acquired from CarePlus Rural Health Clinic, LLC, offered compassionate care in a modern, patient-friendly facility. The CarePlus Clinic was located 32 miles northwest of our Big South Fork Medical Center. On January 31, 2024, the Company closed the CarePlus Clinic.

Recent Developments

On June 10, 2024, the Company entered into two stock exchange agreements, each with FOXO Technologies, Inc. (“FOXO”).

Sale of Myrtle Under First Stock Exchange Agreement

The first sale agreement with FOXO, dated June 10, 2024, (the “Myrtle Agreement”), provided for the Company to exchange all of its equity interest in Myrtle for $0.5 million, payable in shares of FOXO’s Class A Common Stock (the “FOXO Common Stock”). This transaction closed on June 14, 2024. On June 25, 2024, the parties to the Myrtle Agreement entered into a Consent and Waiver (the “Consent and Waiver”), pursuant to which FOXO issued 1,023,629 shares of FOXO Class A Common Stock (‘FOXO Common Stock”) to the Company on July 17, 2024 (which was the date of approval of the NYSE American, upon which the FOXO Common Stock is listed). Such shares represented $0.2 million of the purchase price. Pursuant to the Consent and Waiver, the remainder of the purchase price of $0.3 million was represented by a promissory note issued by FOXO to the Company. The promissory note is non-interest bearing, is due on demand and payable in cash or, upon receipt of required approval of the issuance under the rules of the NYSE American, in shares of FOXO Common Stock.

In addition to the $0.3 million promissory note issued to the Company by FOXO for a portion of the purchase price of Myrtle, which is discussed above, Myrtle issued a note payable to the Company dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed by Myrtle to the Company at the time of the sale of Myrtle to FOXO. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note will bear interest at 18% per annum. The Company is in discussions with FOXO about extending the maturity of the note.

Sale of Rennova Community Health, Inc. (“RCHI”) Under Second Stock Exchange Agreement

The second sale agreement with FOXO, also dated June 10, 2024, (the “RCHI Agreement”) provided for the Company to exchange all of the outstanding shares of its subsidiary RCHI, including RCHI’s wholly-owned subsidiary Scott County Community Hospital, Inc. (“SCCH”), for 20,000 shares of FOXO’s to-be-authorized Series A Cumulative Convertible Redeemable Preferred Stock (the “FOXO Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to the Company from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to the Company a senior secured note in the principal amount of $22.0 million (subject to adjustment) (the “RCHI Note”). The RCHI Note matures on September 10, 2026 and accrues interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrues at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note is guaranteed by FOXO and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note is also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by FOXO as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provides that the Company may at any time request that FOXO seek approval of its shareholders of the issuance of FOXO Common Stock upon conversion in full of the shares of FOXO Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, the Company shall have the option to exchange, in whole or in part, the RCHI Note for shares of FOXO Series A Preferred Stock. Upon any such exchange, the Company will receive the equivalent of $1.00 stated value of FOXO Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with FOXO and RCHI. Pursuant to the Exchange Agreement, $21.0 million of the principal of the RCHI Note was exchanged for 21,000 shares of FOXO Series A Preferred Stock. Upon the closing of the Exchange Agreement, RCHI executed a new senior secured promissory note payable to the Company in the principal amount of $1.0 million on the same terms of the RCHI Note (the “New Note”). The New Note matures on June 5, 2025.

Other recent developments are presented in Note 18. to the consolidated financial statements presented elsewhere in this Annual Report.

Discontinued Operations

During the third quarter of 2020, the Company made a decision to sell EPIC Reference Labs, Inc. (“EPIC”) and it also decided to discontinue several other non-operating subsidiaries. In addition, during the fourth quarter of 2024, several additional non-operating subsidiaries were discontinued. As a result, EPIC’s operations and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and has closed down its operations.

Outlook

Rural healthcare facilities provide a much-needed service to their local communities. We currently operate one hospital and an alcohol and drug treatment and OBOT facility. We also own another hospital at which operations are currently suspended. Owning a number of facilities in the same geographic location creates numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone facility.

Impact of the Pandemic

Demand for services at our hospitals was substantially impacted by the COVID-19 pandemic. Moreover, the pandemic affected our ability to maintain adequate healthcare staffing levels which put pressure on salaries and wages and the need for higher cost, contract labor. The availability of healthcare supplies was limited, and supplies costs increased as well. Reduced demand and higher costs negatively affected our overall profitability and liquidity. Although the effects of COVID-19 have not been as significant recently, a resurgence of COVID-19 in our markets could affect demand for services and increase our costs. In addition, government assistance programs may not be available as have been in the past to address such near-term profitability and liquidity pressures. These developments have had, and may in the future have, a material adverse effect on us and the operations of our healthcare facilities.

Competition

The healthcare industry is highly competitive among hospitals, behavioral health services and other healthcare providers for patients and affiliations with physicians. The most significant competition our hospitals, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, and other healthcare providers, including behavioral health facilities, urgent care clinics and diagnostic imaging centers that also compete for patients. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

Governmental Regulation

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continues to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review.” Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which we currently own our facilities, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. We are unable to predict whether our hospitals will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which Rennova currently owns healthcare facilities. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

Hospitals continue to be one of the primary focus areas of the federal Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs and the OIG has issued and periodically updates compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

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

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and all healthcare providers, such as our healthcare facilities, that transmit health information in an electronic form in connection with standard transactions and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on us and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, we are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its operations. The health care industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusions from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.

Professional Liability

As part of our business, our facilities are subject to claims of liability for events occurring in the ordinary course of operations. Professional malpractice liability insurance and general liability insurance policies are maintained in amounts which are required and/or commercially available and believed to be sufficient for operations as currently conducted, although some claims may exceed the scope or amount of the coverage in effect.

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

Payment for Services

The Company’s healthcare operations depend significantly on continued participation in the Medicare and Medicaid programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Under the Consolidated Appropriations Act of 2021, Congress adopted provisions to help protect patients against surprise bills and provide more price transparency. Patients have new billing protections when receiving emergency care and non-emergency care from out-of-network providers at in-network facilities. Excessive out-of-pocket costs are restricted and emergency services must continue to be covered without any prior authorization and regardless of whether or not a provider or facility is in-network.

Further healthcare reform could occur, including changes to the Affordable Care Act and Medicare reform, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals in ways that are currently unpredictable.

Employees

On April 1, 2024, we had 149 employees, of which 96 were full-time. None of the Company’s employees are represented by a union.

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

An investment in our securities involves a high degree of risk. These risks include those set forth herein. You should carefully consider the following risk factors and uncertainties described below and the other information in this Annual Report before you decide to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our securities could decline, and you may lose all or part of your investment. You should not invest in our securities unless you can afford the loss of your entire investment.

The Company’s operations have historically operated at a loss and with a cash deficiency. The Company has limited access to capital and is dependent on its ability to secure the funding required for its cash requirements and to execute on its business plan. Unless we raise sufficient funds, we will not be able to execute our business model.

In the past, we have relied on issuances of preferred stock, notes payable, loans from a former member of our Board of Directors, and various federal government loan and grant programs to fund our operations. While we generated positive cash flow from operating activities for the year ended December 31, 2023, a significant portion of our operating activity obligations, including accounts payable and accrued expenses, are past due. We did not generate positive cash flow from operating activities in previous years. In addition, prior year losses have created a need for additional capital, often at short notice, required for the Company to remain in business. If this trend were to continue and we are unable to raise sufficient capital to fund our operations, our business will be adversely affected, and we may not be able to continue as a going concern (see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

Although our financial statements have been prepared on a going concern basis, we have accumulated significant losses and have had negative cash flows from operations that could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry, which raise substantial doubt about our ability to continue as a going concern.

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

At December 31, 2023, the Company had a working capital deficit and stockholders’ deficit of $35.6 million and $36.8 million, respectively. The Company had net losses of $7.7 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively. As of the date of this report, the Company’s cash is deficient and payments for its operations in the ordinary course are not being made, including past due accounts payable and past due payroll taxes. In addition, the Company has an outstanding note payable in the amount of $1.0 million that is past due and a related party loan in the amount of $2.2 million for which repayment has been requested.

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

Our behavioral health facility may not become profitable.

In the second quarter of 2022, we formed Myrtle to pursue opportunities in the behavioral health sector, initially in our core, rural markets. On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida Tennessee. The facility, which is located at our Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. Myrtle began offering outpatient opiate treatment services at its Oneida facility on November 1, 2023. To date, our Myrtle operations have incurred losses and generated negative cash flow from operations and there is no assurance that our Myrtle operations will become profitable in the future, which would have a negative impact on our results of operations, cash flows and financial condition.

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

The Company sold several of its subsidiaries to InnovaQor, Inc. (“InnovaQor”) and has a convertible preferred stock investment in and note receivable with InnovaQor. An inability to monetize its convertible preferred stock investment and/or receive cash proceeds in connection with repayment of the note receivable could have a material adverse effect on the Company.

In June 2021, the Company sold several of its information technology related subsidiaries to InnovaQor for 14,950 shares of its Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”). In addition, the Company has provided loans/advances to InnovaQor to fund its working capital needs; such loans are represented by a note receivable from related party in the amount of, as of December 31, 2023, $2.7 million. The Company has provided additional funds to InnovaQor since December 31, 2023 and expects to continue to do so until InnovaQor raises third-party capital. Modest liquidity in InnovaQor’s common stock continues to affect the prospects for monetization of the Company’s preferred stock investment. The Company recorded a charge of $0.8 million during the year ended December 31, 2023 as a result of the change in the fair value of the preferred stock investment. Also, any delay in InnovaQor’s ability to raise third-party capital may affect the timing of repayment of the note receivable, the liquidity of its common stock and the need for continued funding of InnovaQor by the Company. All such factors could have a material adverse effect on the Company.

The InnovaQor Series B-1 Preferred Stock and the note receivable represent a significant portion of the Company’s assets. There is no assurance that InnovaQor will be able to continue as a going concern. If that were not to happen it would have a material adverse effect on the Company.

The Company sold several of its subsidiaries to FOXO and has a convertible preferred stock investment in and notes receivable with FOXO and its subsidiaries. An inability to monetize its convertible preferred stock investment and/or receive cash proceeds in connection with repayments of the notes receivable could have a material adverse effect on the Company.

In June and September 2024, the Company sold several of its healthcare related subsidiaries to FOXO, a related party. In connection with the sale of its subsidiary, Myrtle, the Company received 1,023,629 shares of FOXO Common Stock and in connection with the sale of its subsidiary, RCHI, and the related exchange agreement, the Company received 21,000 shares of FOXO Series A Preferred Stock with a stated value of $1,000 per share. In addition, the Company has outstanding as of December 31, 2024, three notes receivable from FOXO’s subsidiaries, totaling $1.8 million. A lack of liquidity in FOXO’s Common Stock would negatively affect the prospects for monetization of the Company’s common and preferred stock investments. Also, any delay in FOXO’s ability to raise third-party capital may affect the timing of repayments of the notes receivable, the liquidity of FOXO’s Common Stock and the need for continued funding of FOXO. All such factors could have a material adverse effect on the Company.

The FOXO Common Stock, the FOXO Series A Preferred Stock and the notes receivable represent a significant portion of the Company’s assets. There is no assurance that FOXO will be able to continue as a going concern. If that were not to happen it would have a material adverse effect on the Company.

Our business has substantial indebtedness; certain of our debt instruments are in payment default and/or repayment of a related party loan has been requested. In addition, several of our debt instruments contain restrictive covenants, which may affect our operational and financial flexibility.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. Restrictive covenants in the agreements governing our indebtedness may adversely affect us. As of December 31, 2023, we had total debt outstanding of approximately $11.4 million, of which $3.2 million was past due, including a related party loan for which repayment has been requested.

Our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, including debt covenants, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

We may have a limited ability to use some or all of our net operating loss carryforwards in the future.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. The Company has federal net operating loss carryforwards totaling approximately $84.1 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2033. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. The Company is reviewing whether any prior transaction may have triggered a limitation under Section 382. Any such limitation, whether as a result of a prior transaction or a transaction in the future, could have a material adverse effect on our future results of operations.

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

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to providers with which the physicians or their immediate family members have a financial relationship, and the providers are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. States may impose similar penalties. The ACA significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws. A qui tam lawsuit has been filed against the Company. See “Legal Proceedings.”

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

Our facilities are subject to potential claims for professional liability in connection with their operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance are maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services would not be brought against one of our hospitals, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third party whose acts or omissions occasioned the legal action.

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

Our operations are dependent on the local economies and the surrounding areas in which they operate and are concentrated in Tennessee. A significant deterioration in those economies could cause a material adverse effect on our businesses.

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

We operate in a business that is characterized by intense competition. Our major competitors include large national hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. Although Big South Fork Medical Center operates in a community where it is currently the only general acute care hospital, it faces substantial competition from other hospitals in the region. Although these competing hospitals may be many miles away, patients in these markets may travel to these competing hospitals as a result of local physician referrals, managed care plan incentives or personal choices. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

Our management has determined that as of December 31, 2023, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock in one or more different series with terms to be fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device.

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

In the past we have used our convertible preferred stock for the exchange/repayment of debt and to raise capital, which as a result of the conversions of the preferred stock into a variable number of shares of our common stock, has resulted in significant dilution of our common stock. Going forward, we may choose to use additional preferred or common stock to pay, to a large extent, for future acquisitions or for additional exchanges/repayments of debt and to raise capital, and believe that doing so will enable us to retain a greater portion of our cash flows to fund operations and to obtain cash to fund our operations. Price fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we issued shares of our convertible preferred stock or our common stock in lieu of cash as consideration for acquisitions or in exchange/repayment of debt or to raise capital under unfavorable circumstances, it may result in significant dilution to investors.

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

The following table presents the dilutive effect of our various potential shares of common stock as of December 31, 2023:

December 31, 2023
Shares of common stock outstanding	40,551,322,257
Dilutive potential shares:
Common stock warrants	511,333,351,089
Convertible preferred stock	441,250,633,333
Convertible debentures	28,777,833,333
Stock options	26
Total potentially dilutive shares of common stock, including outstanding common stock	1,021,913,140,038

Continued conversions of the Company’s outstanding securities into common stock may further depress the market price of our common stock. Subsequent to December 31, 2023 and through December 31, 2024, 2.5 billion common stock warrants were exercised and 508.8 billion outstanding common stock warrants expired by their terms, including 101.3 common stock warrants with expiration dates that were extended on March 21, 2024. As a result, as of February 4, 2025, the total potentially dilutive shares of common stock, including outstanding common stock, was 424.2 billion.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Management is responsible for the day-to-day handling of risks facing our Company, while the Board of Directors, as a whole and through its Audit Committee, oversees risk management, including cybersecurity risks.

We have a risk oversight committee, which is comprised of representatives from our operations management team, information technology and compliance functions. The committee assesses risks based on probability and potential impact on key business systems and processes. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity and availability of our data. In addition, we engage a third-party service provider to actively monitor potential threats as well as our security defenses. The effectiveness of the cyber and information security program is tested through a combination of internal and external assessments. Updates are provided to senior management and the Audit Committee.

We have established processes to assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. In an effort to protect our information systems from cybersecurity threats, we have implemented information security and incident response policies as well as operating procedures. We also use various security tools that are designed to help us identify risks from cybersecurity threats, and escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner.

We face several cybersecurity risks in connection with our business. While cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected, and we do not believe they are reasonably likely to materially affect, our Company, including our business strategy, results of operations, or financial condition, to date, we have, like other companies in our industry, from time to time, experienced threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, we do not have in place insurance coverage designed to address certain aspects of cyber risks.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities:

Location	Purpose	Type of Occupancy
Oneida, Tennessee	Acute Care Hospital/Behavioral Treatment Facility/Medical Office Building	Owned
Jamestown, Tennessee	Acute Care Hospital	Owned (currently closed)
West Palm Beach, Florida	Corporate office	Leased through February 2028

We believe that each of our facilities is adequately equipped for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”), subsidiaries of Rennova, filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA-issued and CIGNA-administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans, as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for alleged improper billing practices. Because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Chris Diamantis, a former member of Rennova’s Board of Directors, for his financial support to the Company and assumption of all costs to carry the case to conclusion.

On November 4, 2024, a jury in the United States District Court for the District of Connecticut awarded no amounts to the Companies and EPIC in connection with the lawsuit and an aggregate of $7.3 million to Cigna Health in connection with the lawsuit brought by Cigna Health against the Companies and EPIC. The Companies and EPIC are currently considering their options which may include motions to the court, appeals and/or other legal remedies available to them. The Companies and EPIC are non-operating subsidiaries of Rennova. Management believes the likelihood of collection of such verdict is remote and, therefore, the verdict is likely not material to the current and future operations or financial condition of Rennova, but there can be no assurances that the verdict, or a portion thereof, will not be paid at some point. Any payments could be materially adverse to the financial condition of Rennova. The above amount has been recognized as a liability in the consolidated financial statements of the Company.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company made payments to reduce the amount owed but did not discharge the liability in full. In March 2024, the Company entered into a Stipulation Agreement with the DOR. Under the terms of the agreement, the Company agreed to pay $645,909 in 11 monthly payments of $15,000 beginning in March 2024 with a final payment of $480,909 due on February 18, 2025. The Company has not made the required payments to discharge this liability and has accrued $0.6 million for this liability in the consolidated financial statements as of December 31, 2023.

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384 plus post-judgment interest. On June 1, 2023, the Company and the holders of the Tegal Notes agreed to settle all amounts owed pursuant to the judgment for a total of $462,500 comprised of an initial payment of $200,000 followed by six monthly payments of $43,750. The Company has made all required payments and as of December 31, 2023, it has discharged this liability in full.

In July 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained judgments against the Company of $1.3 million. The Company has recorded these judgments as liabilities as of December 31, 2023. On February 6, 2024, the Company and CHSPSC entered into a settlement agreement whereby the Company agreed to make periodic payments totaling $705,000 through September 2026 in full satisfaction of such judgments. The Company agreed to make an initial payment of $100,000 in February 2024 and monthly payments of $15,000 through September 2026 with additional payments of $85,000 in February 2025 and $55,000 in February 2026. To date, all required payments have not been made.

A sealed qui tam lawsuit in the US District Court for the Southern District of Florida against the Company was filed in July 2021. This lawsuit was unsealed in November 2022 and Clifford Barron disclosed as the Plaintiff-Relator (whistleblower) who asserted violations of the False Claims Act. Clifford Barron was an employee of CollabRx, Inc. (a San Francisco based, wholly owned subsidiary of the Company) until early 2018. Following his resignation on January 17, 2018, Clifford Barron sought and received a judgment against the Company for approximately $253,000 he claimed was owed to him by the CollabRx subsidiary for severance and payment of COBRA. On receiving the judgment, he collected all monies owed to him under this judgment, including from the Company’s rural healthcare operations in Tennessee with which he was not involved. Payments included approximately $164,000 secured from hospital operating and other bank accounts by garnishments initiated by Jonathan Swann Taylor of Taylor & Knight, GP, Knoxville Tennessee, on behalf of Clifford Barron in May 2022. Clifford Barron has not been an employee of any subsidiary of the Company since January 2018, is not involved with the Company and has no knowledge of the Company’s operations, financial status, or controls. On November 21, 2022, the Company was advised that the U.S. Department of Justice was intervening in the action filed by the Plaintiff-Relator, Clifford Barron and requested repayment of HHS Provider Relief Funds that certain subsidiaries of the Company obtained and other relief. The Company retained the services of a specialist third-party accounting firm to complete a forensic review of the expenditure of all monies expended since the receipt of HHS Provider Relief Funds. It was discovered that certain filing requirements of the Company’s operating subsidiaries were incomplete or contained errors that did not accurately reflect the expenditure of HHS Provider Relief Funds received. The Company disputed the allegations made in the False Claims Act complaint and believes that the forensic review of funds expended addressed the lawsuit and demonstrated adherence with the applicable rules for use of HHS Provider Relief Funds. The Company completed a court ordered mediation with the Department of Justice in October 2024 and completed a settlement agreement in January 2025. The defendants, Jamestown TN Medical Center, Jellico Medical Center and the Company agreed to pay to the United States a total of $1,200,000 to resolve all claims raised by the United States related to the payments received. The settlement agreement is neither an admission of liability by the defendants nor a concession by the United States that its claims were not well founded. The settlement payment will be made over four years. In settling the claims the Company considered the cost and risk of continued litigation and trial and believes that settlement as agreed was a good business decision for the defendants.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017, our common stock has been traded on the OTC Pink under the symbol “RNVA”. The following table sets forth the high and low closing sales prices per share of our common stock as reported for the periods indicated, as adjusted to reflect reverse stock splits. Such quotations represent inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. On January 31, 2025, the closing price for our common stock as reported on the OTC Pink was $0.0001 per share.

Quarter Ended,	High	Low

March 31, 2022	$1.00	$0.01
June 30, 2022	$0.0386	$0.0001
September 30, 2022	$0.0002	$0.0001
December 31, 2022	$0.0002	$0.0001
March 31, 2023	$0.0001	$0.0001
June 30, 2023	$0.0001	$0.0001
September 30, 2023	$0.0002	$0.0001
December 31, 2023	$0.0001	$0.0001

As of January 31, 2025, there were two stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2023:

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

Unless otherwise noted, the following Management’s Discussion and Analysis is based on our operations as of December 31, 2023. Subsequent to December 31, 2023, we sold certain of our healthcare businesses as more fully discussed below under the heading, “Recent Events.”

Our Services

We are a provider of health care services. We own one operating hospital in Oneida, Tennessee and a hospital located in Jamestown, Tennessee that we plan to reopen, and operate. In addition, the Company owns a subsidiary providing services in the behavioral health sector on the campus of its hospital in Oneida, Tennessee. The Company’s operations consist of only one segment.

Operations

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its then parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

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

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at Rennova’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its recently opened Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and supplements the existing residential rehabilitation and detoxification services offered at Myrtle.

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

The Company suspended operations at the hospital and physician practice in June 2019, due to the termination of the hospital’s Medicare agreement and other factors. The Company is evaluating whether to reopen the facility as an acute care hospital or as another type of healthcare facility. Jamestown is located 38 miles west of Big South Fork Medical Center.

CarePlus Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky, known as CarePlus Clinic. The clinic and its associated assets, which were acquired from CarePlus Rural Health Clinic, LLC, offered compassionate care in a modern, patient-friendly facility. The CarePlus Clinic was located 32 miles northwest of our Big South Fork Medical Center. On January 31, 2024, the Company closed the CarePlus Clinic.

Recent Events

On June 10, 2024, we entered into two stock exchange agreements, each with FOXO Technologies Inc. (“FOXO”).

Sale of Myrtle Under First Stock Exchange Agreement

The first agreement with FOXO, dated June 10, 2024 (the “Myrtle Agreement”), provided for the exchange of all of our equity interest in Myrtle for $0.5 million, payable in shares of FOXO’s Class A Common Stock (the “FOXO Common Stock”). This transaction closed on June 14, 2024. On June 25, 2024, the parties to the Myrtle Agreement entered into a Consent and Waiver (the “Consent and Waiver”), pursuant to which FOXO issued to us 1,023,629 shares of FOXO Common Stock on July 17, 2024 (which was the date of approval of the NYSE American, upon which the FOXO Common Stock is listed). Such shares represented $0.2 million of the purchase price. Pursuant to the Consent and Waiver, the remainder of the purchase price of $0.3 million is represented by a promissory note issued to us by FOXO. The promissory note is non-interest bearing, is due on demand and is payable in cash or, upon receipt of required approval of the issuance under the rules of the NYSE American, in shares of FOXO Common Stock.

In addition to the $0.3 million promissory note issued to us by FOXO for a portion of the purchase price of Myrtle, which is discussed above, Myrtle issued to us a note payable dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount Myrtle owed to us at the time of the sale of Myrtle to FOXO. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note will bear interest at 18% per annum. The Company is in discussions with FOXO about extending the maturity of the note.

Sale of Rennova Community Health, Inc. (“RCHI”) Under Second Stock Exchange Agreement

The second agreement with FOXO, also dated June 10, 2024 (the “RCHI Agreement”), provided for us to exchange all of the outstanding shares of our subsidiary RCHI, including RCHI’s wholly-owned subsidiary Scott County Community Hospital, Inc. (“SCCH”), for 20,000 shares of FOXO’s to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (the “FOXO Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to us from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to the Company a senior secured note in the principal amount of $22.0 million (subject to adjustment) (the “RCHI Note”). The RCHI Note matured on September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note was guaranteed by FOXO and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and SCCH pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by FOXO as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that we may at any time request that FOXO seek approval of its shareholders of the issuance of FOXO Common Stock upon conversion in full of the shares of FOXO Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, the Company shall have the option to exchange, in whole or in part, the RCHI Note for shares of FOXO Series A Preferred Stock. Upon any such exchange, the Company will receive the equivalent of $1.00 stated value of FOXO Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with FOXO and RCHI. Pursuant to the Exchange Agreement, $21.0 million of the principal of the RCHI Note was exchanged for 21,000 shares of FOXO Series A Preferred Stock. Upon the closing of the Exchange Agreement, RCHI executed a new senior secured promissory note payable to us in the principal amount of $1.0 million on the same terms as the RCHI Note (the “New Note”). The New Note matures on June 5, 2025.

Outlook

We currently operate one hospital and an alcohol and drug treatment and OBOT facility. We also own another hospital at which operations are currently suspended. Owning a number of facilities in the same geographic location will create numerous efficiencies in management, purchasing and staffing and will enable the provision of additional, specialized and more valuable services that are needed by rural communities but cannot be sustained by a standalone facility.

Impact of the Pandemic

Demand for services at our hospitals was substantially impacted by the COVID-19 pandemic. Moreover, the pandemic affected our ability to maintain adequate healthcare staffing levels which put pressure on salaries and wages and the need for higher cost, contract labor. The availability of healthcare supplies was limited, and supplies costs increased as well. Reduced demand and higher costs negatively affected our overall profitability and liquidity. Although the effects of COVID-19 have not been as significant in 2022 and 2023 as compared to prior years, a resurgence of COVID-19 in our markets could affect demand for services and increase our costs. In addition, government assistance programs may not be available as have been in the past to address such near-term profitability and liquidity pressures. These developments have had, and may in the future have, a material adverse effect on us and operations of our healthcare facilities.

As noted in Note 1 to the accompanying consolidated financial statements, we have received Department of Health and Human Services (“HHS”) Provider Relief Funds from the federal government.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements as of and for the year ended December 31, 2023.

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

Year ended December 31, 2023 compared to the year ended December 31,

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
		%		%
Net revenues	$18,685,845	100.0%	$13,036,172	100.0%
Operating expenses:
Direct costs of revenues	7,574,548	40.5%	6,767,921	51.9%
General and administrative expenses	9,435,031	50.5%	7,217,405	55.4%
Depreciation and amortization	310,528	1.7%	469,371	3.6%
Income (loss) from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest	1,365,738	7.3%	(1,418,525)	-10.9%
Other income, net	1,151,754	6.2%	433,353	3.3%
Gain from forgiveness of debt	200,000	1.1%	334,819	2.6%
Loss from legal settlements, net	(755,117)	-4.0%	(129,153)	-1.0%
Change in fair value of investment	(823,596)	-4.4%	-	0.0%
Interest expense	(1,452,823)	-7.8%	(2,257,544)	-17.3%
Provision for income taxes	(239,834)	-1.3%	(312,849)	-2.4%
Net loss from continuing operations, including noncontrolling interest	(553,878)	-3.0%	(3,349,899)	-25.7%
Net loss attributable to noncontrolling interest	19,793	0.1%	-	0.0%
Net loss from continuing operations	$(534,085)	-2.9%	$(3,349,899)	-25.7%

Net Revenues

Net revenues were $18.7 million for the year ended December 31, 2023, as compared to $13.0 million for the year ended December 31, 2022, an increase of $5.7 million. We attribute the increase in net revenues to greater inpatient admissions, increased outpatient and emergency room services, higher reimbursement rates and certain collections from prior periods related to the Critical Access Hospital designation at our Big South Fork Medical Center. We began billing as a Critical Access Hospital in the three months ended June 30, 2022 retroactive to June 30, 2021.

Direct Costs of Revenues

Direct costs of revenues increased by $0.8 million for the year ended December 31, 2023 compared to 2022. We attribute the increase primarily to higher salaries and wages and supply costs. Salaries and wages increased primarily due to greater inpatient admissions and increased staffing, including Myrtle staff, partially offset by reduced contract labor. Central supplies increased as a result of the increase in patient admissions.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 30.7%, in the year ended December 31, 2023 compared to 2022. Myrtle, our hospital operations and corporate related expenses contributed approximately $0.7 million, $1.3 million and $0.2 million of the increase, respectively. Myrtle began accepting patients on August 14, 2023. Our hospital operations general and administrative expenses increased primarily due to increased employee related expenses, professional and purchased services, software and IT services and property taxes. The increase in corporate related expenses was primarily due to an increase in software and IT services, consulting fees and payroll related expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $0.3 million for the year ended December 31, 2023 as compared to $0.5 million in the year ended December 31, 2022 as a result of fully depreciating certain fixed assets.

Income (Loss) from Continuing Operations Before Other Income (Expense), Income Taxes and Net Loss Attributable to Noncontrolling Interest

Our income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest for the year ended December 31, 2023 was $1.4 million compared to a loss of $1.4 million for the year ended December 31, 2022. We attribute the $2.8 million improvement in the year ended December 31, 2023 to the $5.7 million increase in net revenues in the year ended December 31, 2023 compared to the comparable 2022 period, partially offset by higher direct costs of revenues and general and administrative expenses in the year ended December 31, 2023 versus the 2022 period.

Other Income, Net

Other income, net for the year ended December 31, 2023 of $1.2 million consisted primarily of $0.3 million from HHS Provider Relief Funds as well as approximately $1.2 million from various other miscellaneous income items, including $0.1 million of non-cash interest income, partially offset by $0.3 million of penalties and interest associated with past due payroll taxes. Other income, net of $0.4 million for the year ended December 31, 2022 consisted primarily of adjustments totaling approximately $0.3 million for certain previously accrued payroll related expenses, $0.2 million of Non-cash interest income associated with the note receivable from related party, $0.6 million of income from HHS Provider Relief Funds and $0.5 million of various other income items, net, partially offset by $1.2 million of penalties and interest associated with past due payroll taxes.

Gain from Forgiveness of Debt

Gain from forgiveness of debt of $0.2 million for the year ended December 31, 2023 resulted from the forgiveness of a portion of outstanding notes payable. Gain from forgiveness of debt of $0.3 million for the year ended December 31, 2022 resulted from the forgiveness of Paycheck Protection Loans that were issued in connection with the COVID-19 Pandemic.

Loss from Legal Settlements, net

The loss from legal settlements, net was $0.8 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The loss from legal settlements, net in the 2023 period resulted primarily from $0.3 million associated with the adjustment of reserves related to judgments with the former owners of Jamestown Regional Medical Center and $1.2 million from the settlement of a lawsuit related to HHS Provider Relief Funds, which is net of $0.1 million of related reserves. The loss in the 2023 period was partially offset by gains of $0.6 million from the settlements of obligations under two notes payable.

Change in Fair Value of Investment

During the year ended December 31, 2022, we recorded an $0.8 million charge for the change in the fair value of our investment in InnovaQor Series B-1 Preferred Stock. The change in the fair value resulted primarily from a change in the discount rate for marketability of InnovaQor’s common stock, among other factors.

Interest Expense

Interest expense for the year ended December 31, 2023 was $1.5 million compared to $2.3 million in 2022. Interest expense for the year ended December 31, 2023 included approximately $1.4 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis, a former member of our Board of Directors. Interest expense for the year ended December 31, 2022 included $2.2 million for interest on debentures and notes payable and $0.1 million for interest on loans from Mr. Diamantis. We attribute the decrease in interest expense for the year ended December 31, 2023 compared to 2022 to an amendment and waiver agreement with the holders of our debentures. Under the agreement, which became effective on October 25, 2023, the Company is not obligated to recognize default interest in future periods, subject to remaining in compliance with covenants and other obligations.

Provision for Income Taxes

We incurred an income tax provision of $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Net Loss from Continuing Operations

The net loss from continuing operations for the year ended December 31, 2023 was $0.6 million compared to a net loss from continuing operations of $3.3 million for the year ended December 31, 2022. The improvement in the results from continuing operations for 2023 compared to 2022 of approximately $2.7 million was primarily due to the income from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest of $1.4 million for 2023 versus a loss of $1.4 million for 2022, an increase of other income, net of $0.7 million for 2023 compared to 2022, and a reduction in interest expense of $0.8 million for 2023 compared to 2022. Partially offsetting the improvement was a decrease of $0.1 million in the gain from forgiveness of debt for 2023 compared to 2022, a loss from legal settlements, net of $0.8 million for 2023 compared to a loss from legal settlements, net of $0.1 million for 2022 and a charge of $0.8 million for the change in the fair value of investment in 2023 compared to 2022.

Liquidity and Capital Resources

Overview

For the year ended December 31, 2023, we financed our operations with the $3.4 million of cash that we generated from operations, $0.6 million of loans from Mr. Diamantis, a former member of our Board of Directors, and $0.3 million from HHS Provider Relief Funds. During the year ended December 31, 2022, we financed our operations with $1.5 million from the issuance of our Series P Convertible Redeemable Preferred Stock (“Series P Preferred Stock”), $1.1 million of loans from Mr. Diamantis and $0.5 million from the issuance of debentures. During the year ended December 31, 2023 we repaid $0.4 million of debentures, $1.1 million of notes payable and $1.4 million of loans from Mr. Diamantis. For the year ended December 31, 2022, we repaid $0.2 million of loans from Mr. Diamantis and $1.4 million of notes payable. Each of these financing transactions is more fully discussed in the footnotes to our accompanying consolidated financial statements. In addition, during the year ended December 31, 2022, we repaid $0.7 million of accounts receivable under sales agreements.

Future cash needs for working capital, capital expenditures, pursuit of opportunities in the behavioral health sector, debt service obligations and potential acquisitions will require management to seek additional capital. The sale/issuance of additional equity will result in additional dilution to our stockholders.

As more fully discussed above under the heading, “Recent Events” above, we sold Myrtle on June 14, 2024 and RCHI, including its wholly-owned subsidiary, SCCH, on September 10, 2024 to FOXO. In connection with these sales, as of December 31, 2024, we have notes receivable from Myrtle and RCHI totaling $1.8 million, 1,023,629 shares of FOXO Common Stock and 21,000 shares of FOXO Series A Preferred Stock with a stated value of $1,000 per share. See Note 18 for subsequent events.

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

At December 31, 2023, the Company had a working capital deficit and stockholders’ deficit of $35.6 million and $36.8 million, respectively. We incurred net losses of $7.7 million and $3.3 million during the years ended December 31, 2023 and 2022, respectively. As of the date of this report, our cash is deficient and payments for our operations in the ordinary course are not being made. The prior year losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of an outstanding note payable and a related party loan for which repayment has been requested, as more fully discussed in Notes 1, 7 and 8 to the accompanying consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. In 2021, the Company sold subsidiaries to InnovaQor, Inc. and the Company received 14,950 shares of InnovaQor, Inc.’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”) valued at $9.1 million as consideration for the sale. As of December 31, 2023, the Company held 14,850 shares of InnovaQor Series B-1 Preferred Stock valued at $8.2 million as an investment. The $0.8 million reduction in the fair value of the InnovaQor Series B-1 Preferred Stock as of December 31, 2023, was due primarily to the change in the discount rate for marketability of InnovaQor’s common stock, among other factors.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2023, the Company was party to legal proceedings, which are presented in Note 14 to the accompanying consolidated financial statements.

The following table presents our capital resources as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022	Change

Cash	$49,015	$499,470	$(450,455)
Working capital deficit	(35,560,732)	(42,944,995)	7,384,263
Total debt	11,416,998	14,534,630	(3,117,632)
Total stockholders’ deficit	(36,843,540)	(29,094,588)	(7,748,952)

The following table presents the major sources and uses of cash for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change

Cash provided by (used in) operations	$3,387,863	$(218,348)	$3,606,211
Cash used in investing activities	(1,531,335)	(905,191)	(626,144)
Cash (used in) provided by financing activities	(2,306,983)	898,485	(3,205,468)

Net change in cash	(450,455)	(225,054)	(225,401)
Cash and cash equivalents, beginning of the year	499,470	724,524	(225,054)
Cash and cash equivalents, end of the period	$49,015	$499,470	$(450,455)

The components of cash provided by (used in) operations for the years ended December 31, 2023 and 2022 are presented in the following table:

	Year Ended December 31,
	2023	2022	Change

Net loss from continuing operations, including noncontrolling interest	$(553,878)	$(3,349,899)	$2,796,021
Non-cash adjustments to net loss: (1)	1,313,016	(493,156)	1,806,172
Changes in operating assets and liabilities:
Accounts receivable	23,549	(343,446)	366,995
Inventory	44,489	37,868	6,621
Accounts payable and accrued expenses	2,294,232	3,679,790	(1,385,558)
Income taxes	240,819	312,849	(72,030)
Other	74,133	(71,202)	145,335
Net cash provided by (used in) operating activities of continuing operations	3,436,360	(227,196)	3,663,556
Cash (used in) provided by discontinued operations	(48,497)	8,848	(57,345)
Cash provided by (used in) operations	$3,387,863	$(218,348)	$3,606,211

(1)	Non-cash adjustments to net income from continuing operations for the year ended December 31, 2023 of $1.3 million include $0.8 million of loss from legal settlements, net, $0.8 million for change in the fair value of investment and $0.3 million of depreciation and amortization, partially offset by $0.3 million of income from HHS Provider Relief Funds, $0.1 million of non-cash interest income and $0.2 million of gain from forgiveness of debt. Non-cash adjustments to net loss from continuing operations for the year ended December 31, 2022 of ($0.5) million include primarily $0.3 million of other income from forgiveness of Paycheck Protection Loans that were issued in connection with the COVID-19 Pandemic, $0.6 million of income from HHS Provider Relief Funds and $0.2 million of non-cash interest income, partially offset by $0.1 million of loss from legal settlements, net, and $0.5 million of depreciation and amortization.

Common Stock and Common Stock Equivalents

The Company had 40,551,322,257 and 29,084,322,257 shares of its common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the Company issued 5.5 billion shares of its common stock upon conversions of $0.5 million of stated value of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”) and 6.0 billion shares of its common stock upon conversions of $0.5 million of stated value of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”). During the year ended December 31, 2022, the Company issued one share of its common stock upon conversion of 1,750,000 shares of its Series F Convertible Preferred Stock, 16.0 billion shares of its common stock upon conversions of $3.0 million of stated value of its Series N Preferred Stock and 13.1 billion shares of its common stock upon the conversions of $1.2 million of stated value of its Series O Preferred Stock.

The terms of certain of the outstanding warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11 and 12 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock, including a 1-for-10,000 reverse stock split effected on March 15, 2022. As a result of these down round provisions, the potential common stock equivalents, including outstanding common stock, were 1.0 trillion at December 31, 2023.

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

As of December 31, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a working capital deficit, stockholders’ deficit, net losses, deficient cash, payments for operations in the ordinary course not being made, past due accounts payable and payroll taxes and payment defaults of certain outstanding notes payable and debentures. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Investment in Complex Equity

Description of the Matter:

As discussed in Note 11 to the consolidated financial statements, the Company holds an investment in InnovaQor Series B-1 Preferred Stock. The fair value of the Series B-1 Preferred Stock investment was determined based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

How We Addressed the Matter in Our Audit:

We gained an understanding of management’s process and methodology to develop the estimates. We evaluated management’s selection of a valuation method and tested the inputs used in the Black-Scholes calculation by agreeing terms of the underlying agreements and market information to third-party sites. The Company used a specialist to perform the calculation and we gained an understanding of the specialist’s work. We assessed the knowledge, skill, and ability of the Company’s specialist. We evaluated the work of the specialist as delineated above. We evaluated the adequacy of the disclosures related to these fair value measurements.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

February 13, 2025

We have served as the Company’s auditor since 2018.

PCAOB # 0457

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$49,015	$499,470
Accounts receivable, net	3,087,420	3,110,969
Note receivable from related party	2,728,307	1,457,253
Inventory	198,156	242,645
Prepaid expenses and other current assets	44,601	215,365
Income tax refunds receivable	837,460	837,460
Total current assets	6,944,959	6,363,162

Property and equipment, net	4,321,299	4,194,299
Intangible asset	259,443	259,443
Investment	8,192,476	9,016,072
Deposits	175,569	165,530
Right-of-use assets	359,194	574,256

Total assets	$20,252,940	$20,572,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related party amounts of $97,311 and $47,636, respectively)	$12,371,566	$11,204,305
Accrued expenses	15,399,268	19,384,803
Income taxes payable	1,589,244	1,348,425
Current portion of notes payable	1,026,758	2,917,390
Current portion of loan payable, related party	2,168,000	2,995,000
Current portion of debentures	-	8,622,240
Current portion of right-of-use operating lease obligations	183,345	215,063
Derivative liability	455,336	455,336
Current liabilities of discontinued operations	9,312,174	2,165,595
Total current liabilities	42,505,691	49,308,157

Long-term liabilities:
Accrued expenses	6,192,700	-
Debentures	8,222,240	-
Right-of-use operating lease obligations, net of current portion	175,849	359,193
Total liabilities	57,096,480	49,667,350

Commitments and contingencies

Stockholders’ deficit:
Series H preferred stock, $0.01 par value, $1,000 stated value per share, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series L preferred stock, $0.01 par value, $1.00 stated value per share, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Series M preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 20,810 shares issued and outstanding	208	208
Series N preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares authorized, 2,404 and 2,900 shares issued and outstanding, respectively	24	29
Series O preferred stock, $0.01 par value, $1,000 stated value per share, 10,000 shares authorized, 8,150 and 8,685 shares issued and outstanding, respectively	82	87
Series P preferred stock, $0.01 par value, $1,000 stated value per share, 30,000 shares authorized, 10,195 shares issued and outstanding	102	102
Common stock, $0.0001 par value, 250,000,000,000 shares authorized, 40,551,322,257 and 29,084,322,257 shares issued and outstanding, respectively	4,055,132	2,908,432
Additional paid-in-capital	1,670,425,144	1,671,571,834
Accumulated deficit	(1,711,306,941)	(1,703,577,780)
Total Rennova’s stockholders’ deficit	(36,823,749)	(29,094,588)
Noncontrolling interest	(19,791)	-
Total stockholders’ deficit	(36,843,540)	(29,094,588)
Total liabilities and stockholders’ deficit	$20,252,940	$20,572,762

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022

Net revenues	$18,685,845	$13,036,172

Operating expenses:
Direct costs of revenues	7,574,548	6,767,921
General and administrative expenses	9,435,031	7,217,405
Depreciation and amortization	310,528	469,371
Total operating expenses	17,320,107	14,454,697

Income (loss) from continuing operations before other income (expense), income taxes and net loss attributable to noncontrolling interest	1,365,738	(1,418,525)

Other income (expense):
Other income, net	1,151,754	433,353
Gain from forgiveness of debt	200,000	334,819
Loss from legal settlements, net	(755,117)	(129,153)
Change in fair value of investment	(823,596)	-
Interest expense	(1,452,823)	(2,257,544)
Total other income (expense), net	(1,679,782)	(1,618,525)

Net loss from continuing operations before income taxes, including noncontrolling interest	(314,044)	(3,037,050)

Provision for income taxes	(239,834)	(312,849)

Net loss from continuing operations, including noncontrolling interest	(553,878)	(3,349,899)
(Loss) income from discontinued operations	(7,195,076)	56,844

Net loss, including noncontrolling interest	(7,748,954)	(3,293,055)

Net loss attributable to noncontrolling interest	19,793	-

Net loss attributable to Rennova	(7,729,161)	(3,293,055)
Deemed dividends	-	(330,876,369)
Net loss available to common stockholders	$(7,729,161)	$(334,169,424)

Net loss per share of common stock available to common stockholders- basic and diluted
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$(0.00)	$0.00
Total basic and diluted	$(0.00)	$(0.03)
Weighted average number of shares of common stock outstanding during the period:
Basic and diluted	32,825,519,517	9,992,238,468

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Rennova Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit	Interest	Deficit

Balance at December 31, 2022	292,600	$2,926	29,084,322,257	$2,908,432	$1,671,571,834	$(1,703,577,780)	$(29,094,588)	$-	$(29,094,588)
Conversions of Series N Preferred Stock into common stock	(496)	(5)	5,517,000,000	551,700	(551,695)	-	-	-	-
Conversions of Series O Preferred Stock into common stock	(535)	(5)	5,950,000,000	595,000	(594,995)	-	-	-	-
Sale of noncontrolling interest	-	-	-	-	-	-	-	2	2
Net loss	-	-	-	-	-	(7,729,161)	(7,729,161)	(19,793)	(7,748,954)
Balance at December 31, 2023	291,569	$2,916	40,551,322,257	$4,055,132	$1,670,425,144	$(1,711,306,941)	$(36,823,749)	$(19,791)	$(36,843,540)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	2,045,201	$20,451	4,244,700	$424	$1,342,085,957	$(1,369,408,356)	$(27,301,524)
Conversion of Series F Preferred Stock into common stock	(1,750,000)	(17,500)	1	-	17,500	-	-
Conversions of Series N Preferred Stock into common stock	(3,036)	(30)	15,994,077,566	1,599,408	(1,599,378)	-	-
Conversions of Series O Preferred Stock into common stock	(1,215)	(12)	13,086,000,000	1,308,600	(1,308,588)	-	-
Issuances of Series P Preferred Stock	1,650	17	-	-	1,499,983	-	1,500,000
Deemed dividends from issuances of Series P Preferred Stock	-	-	-	-	333,333	(333,333)	-
Payment of cash in lieu of fractional shares	-	-	(10)	-	(9)	-	(9)
Deemed dividends from triggers of down round provisions	-	-	-	-	330,543,036	(330,543,036)	-
Net loss	-	-	-	-	-	(3,293,055)	(3,293,055)
Balance at December 31, 2022	292,600	$2,926	29,084,322,257	$2,908,432	$1,671,571,834	$(1,703,577,780)	$(29,094,588)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss from continuing operations, including noncontrolling interest	$(553,878)	$(3,349,899)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	310,528	469,371
Non-cash interest income	(90,653)	(212,819)
Original issue discount on debt	-	50,000
Gain from forgiveness of debt	(200,000)	(334,819)
Net loss from legal settlements	755,117	129,153
Change in fair value of investment	823,596	-
Loss on disposal of equipment	-	1,650
Income from federal government provider relief funds	(285,572)	(595,692)
Changes in operating assets and liabilities:
Accounts receivable	23,549	(343,446)
Inventory	44,489	37,868
Prepaid expenses and other current assets	84,172	(93,486)
Security deposits	(10,039)	22,284
Change in right-of-use assets	215,062	247,018
Accounts payable	1,167,261	(6,704)
Accrued expenses	1,126,971	3,686,494
Change in right-of-use operating lease obligations	(215,062)	(247,018)
Income tax assets and liabilities	240,819	312,849
Net cash provided by (used in) operating activities of continuing operations	3,436,360	(227,196)
Net cash (used in) provided by operating activities of discontinued operations	(48,497)	8,848
Net cash provided by (used in) operating activities	3,387,863	(218,348)

Cash flows from investing activities:
Capital expenditures	(350,934)	(35,230)
Note receivable / receivable from related party	(1,180,401)	(869,961)
Net cash used in investing activities of continuing operations	(1,531,335)	(905,191)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(1,531,335)	(905,191)
Cash flows from financing activities:
Proceeds from issuance of related party loans	580,000	1,050,000
Payments on related party loans	(1,407,000)	(182,000)
Proceeds from issuance of debentures	-	500,000
Payments of debentures	(400,000)	(150,000)
Payments on notes payable	(1,079,983)	(1,415,610)
Receivables paid under accounts receivable sales agreements	-	(688,235)
Proceeds from federal government provider relief funds	-	284,339
Proceeds from issuances of Series P Preferred Stock	-	1,500,000
Cash paid for fractional shares in connection with reverse stock split	-	(9)
Net cash (used in) provided by financing activities of continuing operations	(2,306,983)	898,485
Net cash from financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	(2,306,983)	898,485

Net change in cash	(450,455)	(225,054)

Cash at beginning of period	499,470	724,524

Cash at end of period	$49,015	$499,470

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”, together with its subsidiaries, the “Company”, “we”, “us”, “its” or “our”) is a provider of health care services. The Company owns one operating hospital in Oneida, Tennessee and a hospital located in Jamestown, Tennessee that it plans to reopen and operate. In addition, the Company owns a subsidiary providing services in the behavioral health sector on the campus of its hospital in Oneida, Tennessee. The Company’s operations consist of only one segment.

Recent Events

Subsequent to December 31, 2023, the Company sold several of its healthcare subsidiaries as more fully discussed in Note 18. Other recent events are also presented in Note 18.

Scott County Community Hospital (d/b/a Big South Fork Medical Center)

On January 13, 2017, we acquired certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. Scott County Community Hospital has 25 beds, a 24/7 emergency department and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its then parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. The hospital became certified as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

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

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at Rennova’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its recently opened Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and supplements the existing residential rehabilitation and detoxification services offered at Myrtle.

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

CarePlus Clinic

On March 5, 2019, we acquired certain assets related to an outpatient clinic located in Williamsburg, Kentucky, known as CarePlus Clinic. The clinic and its associated assets, which were acquired from CarePlus Rural Health Clinic, LLC, offered compassionate care in a modern, patient-friendly facility. The CarePlus Clinic was located 32 miles northwest of our Big South Fork Medical Center. On January 31, 2024, the Company closed the CarePlus Clinic.

Discontinued Operations

During the third quarter of 2020, the Company made a decision to sell EPIC Reference Labs, Inc. (“EPIC”) and it also decided to discontinue several other non-operating subsidiaries. During the fourth quarter of 2024, the Company discontinued several additional non-operating subsidiaries. As a result, EPIC’s operations and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Impact of the Pandemic

Demand for services at our hospitals was substantially impacted by the COVID-19 pandemic. Moreover, the pandemic affected our ability to maintain adequate healthcare staffing levels which put pressure on salaries and wages and the need for higher cost, contract labor. The availability of healthcare supplies was limited, and supplies costs increased as well. Reduced demand and higher costs negatively affected our overall profitability and liquidity. Although the effects of COVID-19 have not been significant recently, a resurgence of COVID-19 in our markets could affect demand for services and increase our costs. In addition, government assistance programs may not be available as they have been in the past to address such near-term profitability and liquidity pressures. These developments had, and may in the future have, a material adverse effect on us and operations of our healthcare facilities.

HHS Provider Relief Funds

The Company received HHS Provider Relief Funds, which were provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The funds were allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. As of December 31, 2023, our facilities have received approximately $13.6 million in relief funds. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes. Based on an analysis of the compliance and reporting requirements of the Provider Relief Funds and the impact of the pandemic on our operating results through December 31, 2023, we have recognized a net of $13.3 million of these funds as income of which $0.3 million, $0.6 million, $4.4 million and $8.0 million were recognized as income during the years ended December 31, 2023, 2022, 2021 and 2020, respectively. Accordingly, approximately $0.3 million of relief funds received as of December 31, 2023 are included on our balance sheets in accrued expenses – see Note 7.

As of December 31, 2023, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions of the grants was based on, among other things, the various notices issued by HHS on September 19, 2020, October 22, 2020, and January 15, 2021 and the Company’s results of operations during the years ended December 31, 2023, 2022, 2021 and 2020. The Company believes that it was appropriate to recognize a net of $13.3 million of the HHS Provider Relief Funds as income in various periods, as discussed in the paragraph above. Accordingly, the $13.3 million is not recognized as a liability at December 31, 2023. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in derecognition of amounts of income previously recognized, which may be material. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the funds received may be impacted.

The Company was served with a qui tam complaint with regards to the use of monies received from HHS Provider Relief Funds. At December 31, 2023, the Company accrued $1.2 million as a result of the settlement of this complaint, as more fully discussed in Note 14.

Going Concern

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

At December 31, 2023, the Company had a working capital deficit and stockholders’ deficit of $35.6 million and $36.8 million, respectively. The Company had net losses of $7.7 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively. As of the date of this report, the Company’s cash is deficient and payments for its operations in the ordinary course are not being made. The prior year losses and other related factors, including past due accounts payable and payroll taxes, as well as payment defaults under the terms of an outstanding note payable and a related party loan for which repayment has been requested, raise substantial doubt about the Company’s ability to continue as a going concern for 12 months from the filing date of this report.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. The consolidated financial statements include the accounts of Rennova Health, Inc. and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Comprehensive Loss

During the years ended December 31, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and bad debt reserves, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of investments and related party receivables, equity and derivative instruments, income from HHS Provider Relief Funds and deemed dividends, litigation and related reserves, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation and to present certain liabilities and other income in 2022 as part of discontinued operations.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of December 31, 2023, $2.3 million of Medicare cost report settlement reserves were recorded as liabilities on the consolidated balance sheet, as more fully discussed in Note 7.

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

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of estimated contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to contractual allowances and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues that may impact the receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as an adjustment to revenues.

During the years ended December 31, 2023 and 2022, estimated contractual allowances of $40.4 million and $32.0 million, respectively, and estimated implicit price concessions of $5.7 million and $7.3 million, respectively, have been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to revenues of $46.1 million and $39.3 million, respectively, for the years ended December 31, 2023 and 2022, we reported net revenues of $18.7 million and $13.0 million, respectively. We continue to review the provisions for implicit price concessions and contractual allowances. See Note 4 – Accounts Receivable and Income Tax Refund Receivable.

Impairment or Disposal of Long-Lived Assets

We account for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (the “FASB”) ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an asset impairment charge during the years ended December 31, 2023 and 2022.

InnovaQor, Inc. Preferred Stock Investment

We evaluate the carrying value of our preferred stock investment in InnovaQor, Inc. (“InnovaQor”) on an annual basis. To the extent, the Company believes an impairment in the investment might exist, a third-party valuation report is completed and the fair value of such investment is adjusted accordingly to the extent the valuation changed.

Leases in Accordance with ASU No. 2016-02

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. Upon adoption in 2019, we elected the package of transition provisions available which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease office space under operating leases and equipment under finance leases. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. For finance leases, we record the present value of the lease payments as finance lease obligations. We currently have one finance lease obligation outstanding for which the leased equipment is no longer in use and the obligation is past due. We do not separate lease and non-lease components of contracts. Our finance and operating leases are more fully discussed in Note 10.

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

On December 31, 2023 and 2022, we applied the Level 3 fair value hierarchy in determining the fair value of InnovaQor’s Series B-1 Non-Voting Convertible Preferred Stock (the “InnovaQor Series B-1 Preferred Stock”), which is reflected on our consolidated balance sheets as an investment. During the year ended December 31, 2023, we recorded a charge of $0.8 million for the change in the fair value of the preferred stock. The InnovaQor Series B-1 Preferred Stock is more fully discussed in Note 11. Also, on December 31, 2023 and 2022, we applied the Level 3 fair value hierarchy in determining the fair value of a derivative liability for an embedded conversion option of an outstanding convertible debenture, as more fully discussed in Note 11.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. We adopted this new accounting guidance on January 1, 2022. Under the new guidance, the FASB decided not to include convertible debt instruments in the guidance because ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires that an entity capture the impact of changes in down round provision features of convertible debt within the fair value of the instruments. During the years ended December 31, 2023 and 2022, there were no changes in the fair values of the Company’s convertible debentures with down round provision features as these debentures issued in 2018 have floors of $0.052 per share and were not in-the-money during 2023 and 2022. There were no triggers of down round provisions to warrants during the year ended December 31, 2023. The incremental value of modifications to warrants as a result of triggers of the down round provisions of $330.5 million were recorded as deemed dividends in the year ended December 31, 2022. Debentures and warrants are more fully discussed in Notes 8 and 12.

In addition, we recorded deemed dividends of approximately $0.3 million during the year ended December 31, 2022 as a result of the issuances of shares of our preferred stock, which are more fully discussed in Note 12. See Note 11 for an additional discussion of derivative financial instruments and deemed dividends.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability (or reducing a tax asset) that would reduce net assets. The Company did not have an unrecognized tax benefit at December 31, 2023 and 2022.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted average shares of common stock outstanding for the dilutive effect of common stock equivalents, including preferred stock, convertible debt, stock options and warrants outstanding for the period, with options and warrants determined using the treasury stock method. For purposes of the diluted earnings (loss) per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. See Note 3 for the computation of net loss per share for the years ended December 31, 2023 and 2022.

Note 3 – Loss per Share

The loss per share accounting guidance is discussed in Note 2. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share available to common stockholders for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Numerator
Net loss from continuing operations, net of noncontrolling interest	$(534,085)	$(3,349,899)
Deemed dividends	-	(330,876,369)
Net loss available to common stockholders, continuing operations	(534,085)	(334,226,268)
Net (loss) income from discontinued operations	(7,195,076)	56,844
Net loss available to common stockholders	$(7,729,161)	$(334,169,424)

Denominator
Net loss per share of common stock available to common stockholders - basic:
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	(0.00)	0.00
Total basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares of common stock outstanding during the period – basic and diluted	32,825,519,517	9,992,238,468

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Year Ended December 31,
	2023	2022
Common stock warrants	511,333,351,089	511,333,351,090
Convertible preferred stock	441,250,633,333	452,995,411,111
Convertible debentures	28,777,833,333	28,777,833,333
Stock options	26	26
	981,361,817,781	993,106,595,560

Subsequent to December 31, 2023, 2.5 billion common stock warrants were exercised. In addition, the expiration dates of 101.3 billion common stock warrants outstanding at December 31, 2023 were extended. During the year ended December 31, 2024, all common stock warrants outstanding on December 31, 2023 had expired by their terms, including the 101.3 billion common stock warrants with expiration dates that were extended. See Notes 12 and 18.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to floors in certain cases) in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 11 and 12). These provisions have resulted in significant dilution of the Company’s common stock.

As a result of the Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) discussed in Note 12 and the November 5, 2021 Amendment to the Company’s Certificate of Incorporation, as amended, to provide that the number of authorized shares of the Company’s common stock or preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the Company, which is more fully discussed in Note 1, as of the date of filing this report, the Company believes that it has the ability to ensure that it has and/or can obtain sufficient authorized shares of its common stock to cover all outstanding rights to acquire potentially dilutive common shares.

The potential common stock and common stock equivalents totaled 424.2 billion at February 4, 2025. See Notes 1 and 12 regarding a discussion of the number of shares of the Company’s authorized common and preferred stock.

Note 4 – Accounts Receivable and Income Tax Refund Receivable

Accounts receivable at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Accounts receivable, gross	$12,799,901	$13,046,646
Less:
Allowance for contractual obligations	(8,208,745)	(8,529,904)
Allowance for doubtful accounts	(1,503,736)	(1,405,773)
Accounts receivable, net	$3,087,420	$3,110,969

Income Tax Refund Receivable

As of December 31, 2023 and 2022, the Company had $0.8 million and $0.8 million, respectively, of income tax refunds receivable. The Company’s income taxes are more fully discussed in Note 13.

Note 5 – Property and Equipment, Net

Property and equipment, net at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Buildings	$4,268,028	$4,181,434
Land	550,700	550,700
Equipment	1,746,412	1,637,585
Equipment under capital leases	189,711	189,711
Furniture	123,497	38,798
Leasehold improvements	151,790	2,160
Computer equipment	32,115	32,115
Software	7,775	402,815
	7,070,028	7,035,318
Less accumulated depreciation	(2,748,729)	(2,841,019)
Property and equipment, net	$4,321,299	$4,194,299

Property and equipment are depreciated on a straight-line basis over their respective lives. Buildings are depreciated over 39 years, leasehold improvements are depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. The Company did not record an asset impairment charge during the years ended December 31, 2023 and 2022.

Note 6 – Intangible Asset

At December 31, 2023 and 2022, the Company had an intangible asset valued at $259,443, which is a certificate of need acquired in the Jamestown Regional Medical Center acquisition. The certificate of need has an indefinite life and the hospital’s license was placed on inactive status for two years beginning in November 2022. The license’s inactive status was extended until October 2025.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and related liabilities	$8,338,517	$8,433,076
HHS Provider Relief Funds	144,805	552,099
Accrued interest	6,663,561	5,732,306
Accrued legal expenses and settlements	1,797,170	534,550
Medicare cost report settlement reserves	2,264,847	2,101,837
Other accrued expenses	2,383,068	2,030,935
Total accrued expenses	21,591,968	19,384,803
Less current portion of accrued expenses	(15,399,268)	(19,384,803)
Accrued expenses long-term	$6,192,700	$-

Accrued payroll and related liabilities included approximately $7.3 million and $7.0 million for accrued past due payroll taxes and associated penalties and interest as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company has accrued approximately $0.1 million and $0.6 million, respectively, of HHS Provider Relief Funds. These funds are more fully discussed in Notes 1 and 14.

As of December 31, 2023, accrued expenses long-term consisted of $6.2 million of accrued interest associated with debentures as more fully discussed in Note 8.

Note 8 – Debt

At December 31, 2023 and 2022, debt consisted of the following:

	December 31, 2023	December 31, 2022

Notes payable- third parties	$1,026,758	$2,917,390
Loan payable – related party	2,168,000	2,995,000
Debentures	8,222,240	8,622,240
Total debt	11,416,998	14,534,630
Less current portion of debt	(3,194,758)	(14,534,630)
Total debt, net of current portion	$8,222,240	$-

At December 31, 2023 and 2022, notes payable with third parties consisted of the following:

Notes Payable –

	December 31, 2023	December 31, 2022

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000 (the “Tegal Notes”).	$-	$291,557

Note payable to Anthony O’Killough dated September 27, 2019 in the original principal amount of $1.9 million. Issued net of $0.3 million of debt discount and $0.1 million of financing fees. Payment due in installments through November 2020.	-	1,137,380

Notes payable to Western Healthcare, LLC dated August 10, 2021, in the aggregate principal amount of $2.4 million, bearing interest at 18% per annum, payable in monthly installments aggregating $0.2 million, due August 30, 2022.	1,026,758	1,488,453

	1,026,758	2,917,390
Less current portion	(1,026,758)	(2,917,390)
Notes payable - third parties, net of current portion	$-	$-

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384 plus post-judgment interest. On June 1, 2023, the Company and the holders of the Tegal Notes agreed to settle all amounts owed pursuant to the judgment for a total of $462,500 comprised of an initial payment of $200,000 followed by six monthly payments of $43,750. As of December 31, 2023, this judgment was paid in full. As a result of the settlement, the Company recorded a gain from legal settlement of $36,443 during the year ended December 31, 2023.

On September 27, 2019, the Company issued a promissory note payable to Anthony O’Killough in the principal amount of $1.9 million with payments due in November and December 2019. In February 2020, Mr. O’Killough sued the Company and Christopher Diamantis, as guarantor and in May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. The Company is obligated to repay Mr. Diamantis for the payments, plus interest, that he made to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. During the year ended December 31, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis settled the obligation in full for $580,000. As a result of the settlement, the Company recorded a $0.6 million gain from legal settlement during the year ended December 31, 2023.

On August 10, 2021, the Company entered into two notes payable to Western Healthcare, LLC in the aggregate principal amount of $2.4 million. The notes were issued under the terms of a settlement agreement related to agreements that the Company had previously entered into for medical staffing services. The notes bear interest at a rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. The Company paid $0.2 million to the note holders upon issuance of the notes. On May 12, 2023, the Company and Western Healthcare, LLC agreed to reduce the aggregate principal amount of the notes by $400,000 in exchange for a cash payment of $200,000. As a result of the reduction of the principal balance in excess of the amount paid, during the year ended December 31, 2023, the Company recorded a gain from forgiveness of debt of $0.2 million. The Company has not made all of the monthly installments due under the notes and the notes are past due.

Loan Payable – Related Party

At December 31, 2023 and 2022, loan payable - related party consisted of the following:

	December 31, 2023	December 31, 2022

Loan payable to Christopher Diamantis	$2,168,000	$2,995,000
Less current portion of loan payable, related party	(2,168,000)	(2,995,000)
Total loan payable, related party, net of current portion	$—	$—

Mr. Diamantis was a member of the Company’s Board of Directors until his resignation on February 26, 2020. During the years ended December 31, 2023 and 2022, Mr. Diamantis loaned the Company $0.6 million and $1.1 million, respectively, which the Company used to pay amounts owed under the note payable to Mr. O’Killough. These payments and the note payable to Mr. O’Killough are more fully discussed above under the heading Notes Payable –Third Parties. During the years ended December 31, 2023 and 2022, the Company made payments on the principal amount of the loans from Mr. Diamantis of $1.4 million and $1.0 million, respectively. In November 2021, Mr. Diamantis requested the Company repay the outstanding note payable to him, which was $2.2 million at December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company incurred interest expense on the loans from Mr. Diamantis of $0.1 million and $0.1 million, respectively. During the years ended December 31, 2023 and 2022, the Company paid $0.1 million and $0.4 million, respectively, of accrued interest owed to Mr. Diamantis. No accrued interest was owed to Mr. Diamantis at December 31, 2023 and 2022. Interest accrues on loans from Mr. Diamantis at a rate of 10% of the amount loaned.

Debentures

The carrying amount of all outstanding debentures as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022

March 2017 Debenture	$2,580,240	$2,580,240
2018 Debentures	5,642,000	5,642,000
October 2022 Debentures	-	400,000
	8,222,240	8,622,240
Less current portion	-	(8,622,240)
Debentures, net of current portion	$8,222,240	$-

March 2017 Debenture

In March 2017, the Company issued a debenture due in March 2019 (the “March 2017 Debenture”), which had a principal balance of $2.6 million at both December 31, 2023 and 2022, including a 30% late-payment penalty of $0.6 million. The March 2017 Debenture was past due by its original terms, however, the maturity date has been extended as more fully discussed below under the heading, Debentures Amendment and Waiver Agreement. Until the time of the amendment discussed below, the March 2017 Debenture bore default interest at the rate of 18% per annum. The March 2017 Debenture is secured by a first priority lien on all of the Company’s assets. The Company incurred default interest expense on this debenture of $0.3 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

On December 31, 2023, the March 2017 Debenture is convertible into shares of the Company’s common stock, at a conversion price, which has been adjusted pursuant to its terms, of $0.00009 per share or 28.7 billion shares of the Company’s common stock. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections.

The March 2017 Debenture was issued with common stock warrants (the “March Warrants”), which are more fully discussed in Notes 11, 12 and 18.

2018 Debentures

During 2018, the Company closed various offerings of debentures (the “2018 Debentures”) with principal balances aggregating $14.5 million, including late-payment penalties, originally due in September 2019. At both December 31, 2023 and 2022, the outstanding principal balance of the 2018 Debentures, including 30% late-payment penalties of $1.3 million, was $5.6 million The debentures are secured by a first priority lien on all of the Company’s assets. The 2018 Debentures were past due by their original terms, however, the maturity dates have been extended as more fully discussed below under the heading, Debentures Amendment and Waiver Agreement. Until the time of the amendment discussed below, the 2018 Debentures bore default interest at the rate of 18% per annum. The Company incurred default interest expense on these past due debentures of $0.8 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively.

The conversion terms of the 2018 Debentures are the same as those of the March 2017 Debenture, as more fully described above, with the exception of the conversion price, which was $0.052 per share at December 31, 2023 and is subject to a floor of $0.052 per share. The 2018 Debentures were convertible into 108.5 million shares of the Company’s common stock on December 31, 2023.

Debentures Amendment and Waiver Agreement

On October 25, 2023, the Company entered into an Amendment and Waiver Agreement (the “Amendment Agreement”) with the holders of its March 2017 Debenture and 2018 Debentures. Under the Amendment Agreement, all defaults under these debentures were waived and the maturity dates of these debentures and the $6.2 million of accrued interest thereon, were extended to December 31, 2025. Accordingly, the $8.2 million of debentures and the $6.2 million of accrued interest are reflected on the December 31, 2023 consolidated balance sheet as long-term. Certain other amendments were also made to the terms of these debentures. As a result of the Amendment Agreement, the Company did not recognize default interest beginning October 1, 2023, subject to remaining in compliance with covenants and other obligations.

October 2022 Debentures

On October 12, 2022, the Company issued non-convertible debentures (the “October 2022 Debentures”) in the amount of $550,000, including $50,000 of original issue discounts, for net proceeds of $500,000. These debentures were due by their initial terms on February 12, 2023 and were secured by a portion of the Company’s investment in InnovaQor Series B-1 Preferred Stock. During the year ended December 31, 2022, the Company recorded $50,000 of non-cash interest expense in connection with these debentures. On December 15, 2022, the Company and the institutional investors agreed to revise the repayment terms of these debentures as follows: (i) payment of $150,000 on December 15, 2022; and (ii) monthly payments of $100,000 due by the 12th day of January, February, March and April 2023. The debentures were fully repaid in April 2023.

During the years ended December 31, 2023 and 2022, the Company incurred interest expense on debentures totaling $1.1 million and $1.5 million, respectively, of which $50,000 was amortization of original issue discount in 2022 and the remainder in both 2023 and 2022 was default interest. At December 31, 2023 and 2022, accrued interest on debentures was $6.2 million and $5.1 million, respectively.

See Notes 3 and 12 for a discussion of the dilutive effect of the outstanding convertible debentures and warrants as of December 31, 2023. During the year ended December 31, 2022, the Company recorded $330.5 million of deemed dividends as a result of the down round provisions of warrants as more fully discussed in Notes 2 and 11.

Note 9 – Related Party Transactions

In addition to the transactions discussed in Notes 8, 11 and 12, the Company had the following related party activity during the years ended December 31, 2023 and 2022:

Alcimede Limited

Pursuant to a consulting agreement, Alcimede Limited billed $0.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the Managing Director of Alcimede Limited.

InnovaQor, Inc.

In addition to the investment in InnovaQor’s Series B-1 Preferred Stock (see Note 11), at December 31, 2023 and 2022, the Company had a notes receivable resulting from working capital advances to InnovaQor of approximately $2.7 million and $1.5 million, respectively. During the years ended December 31, 2023 and 2022, the Company advanced $1.2 million and $1.5 million, respectively, to InnovaQor to finance its working capital requirements. The balances at December 31, 2023 and 2022 were due under notes receivable as discussed below.

As of July 1, 2022, the Company had an outstanding related party receivable from InnovaQor of $803,416. InnovaQor signed a promissory note, dated July 1, 2022, in favor of the Company that provided that InnovaQor repay the Company $883,757 on December 31, 2022 (inclusive of a 10% original issue discount). Effective December 31, 2022, the Company and InnovaQor agreed to restructure the promissory note receivable in favor of the Company in the amount of $883,757 and additional monies owed in the amount of $441,018 for a new promissory note receivable with a principal amount of $1,457,253 (inclusive of a 10% original issue discount, or $132,478) and an original maturity date of June 30, 2023 except that InnovaQor would pay 25% of any capital it received from new capital secured prior to the maturity date. The note receivable, in the event of default, bears interest at 18% per annum. During the year ended December 31, 2022, the Company recognized original issue discounts totaling $0.2 million as interest income. On August 9, 2023, the Company and InnovaQor mutually agreed to modify the promissory note receivable to extend the maturity date from June 30, 2023 to December 31, 2023 and to provide for additional interest in the form of 5% of the principal amount or $0.1 million which the Company recognized as interest income in 2023.

Effective December 31, 2023, the Company and InnovaQor agreed to restructure the promissory note receivable in favor of the Company in the amount of $1,530,116 and additional monies owed in the amount of $1,198,191 for a new promissory note receivable with a principal amount of $3,000,000 (inclusive of a 10% original issue discount, or $271,693) and a maturity date of December 31, 2024 except that InnovaQor will pay 25% of any capital it receives from new capital secured prior to the maturity date. The note receivable, in the event of default, bears interest at 18% per annum. The Company will recognize the original issue discount of $271,694 as interest income in 2024.

During the years ended December 31, 2023 and 2022, the Company contracted with InnovaQor to provide ongoing health information technology-related services totaling approximately $0.4 million and $0.2 million, respectively. In addition, InnovaQor currently subleases office space from the Company at a cost of approximately $10,400 per month for rent and utilities.

Between January 1, 2024 and December 31, 2024, the Company advanced $0.3 million to InnovaQor to finance its working capital requirements.

Staff Accountant Loan

During 2020, the Company’s staff accountant, Ms. Kristi Dymond, received approximately $82,500 as a loan after she purchased certain land and buildings at auction in Jellico, Tennessee, related to the Company’s business there. The loan was secured by the properties and as long as the loan remained outstanding the Company was permitted the use of the assets and the assets remained security for the loan. The loan was reflected on the balance sheets as an other current asset. On December 28, 2023, the Company acquired the aforementioned land and buildings from Ms. Dymond for forgiveness of the loan.

The terms of the foregoing activities, and those discussed in Notes 8, 11 and 12 are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Operating Lease Obligations

We lease property under operating leases. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts.

Generally, we use our most recent agreed-upon borrowing interest rate at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at December 31, 2023 and 2022:

	Balance Sheet Classification	December 31, 2023	December 31, 2022

Assets:
Total operating leases	Right-of-use operating lease assets	$359,194	$574,256

Liabilities:
Current:
Operating leases	Right-of-use operating lease obligations	$183,345	$215,063
Noncurrent:
Operating leases	Right-of-use operating lease obligations	175,849	359,193

Total lease liabilities		$359,194	$574,256

Weighted-average remaining term:
Operating leases		1.83 years	2.59 years

Weighted-average discount rate:
Operating leases		13.0%	13.0%

The following table presents certain information related to lease expense for operating leases for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating leases:
Short-term lease expense (1)	$342,114	$323,506
Total lease expense	$342,114	$323,506

(1)	Expense is included in general and administrative expenses in the consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$265,307	$323,961

Aggregate future minimum lease payments under the right-of-use operating lease outstanding at December 31, 2023 are as follows:

Right-of-Use Operating Lease
Twelve months ending December 31:
2024	$219,463
2025	186,496
2026	-
2027	-
2028	-
Thereafter	-
Total	405,959

Less interest	(46,765)
Present value of minimum lease payments	359,194

Less current portion of operating lease obligation	(183,345)
Operating lease obligation, net of current portion	$175,849

Note 11 – Fair Value, Derivative Financial Instruments and Deemed Dividends

Fair Value Measurements

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 2. At December 31, 2023 and 2022, the carrying value of the Company’s accounts receivable, note receivable/receivable from related party, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total

As of December 31, 2022:
InnovaQor Series B-1 Preferred Stock	$-	$-	$9,016,072	$9,016,072
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$9,471,408	$9,471,408

As of December 31, 2023:
InnovaQor Series B-1 Preferred Stock	$-	$-	$8,192,476	$8,192,476
Embedded conversion option of debenture	-	-	455,336	455,336
Total	$-	$-	$8,647,812	$8,647,812

InnovaQor Series B-1 Preferred Stock

During 2021, the Company sold several subsidiaries to InnovaQor. As consideration for the sale, the Company received 14,950 shares of InnovaQor Series B-1 Preferred Stock of which 100 shares were used in 2021 to settle an outstanding liability leaving a balance of 14,850 shares at December 31, 2023 and 2022.

The fair value of the InnovaQor Series B-1 Preferred Stock was determined to be $8,192,476 and $9,016,072 December 31, 2023 and 2022, respectively. As a result of the change in the fair value of the InnovaQor Series B-1 Preferred Stock, the Company recorded other expense for the change in fair value of $823,596 in 2023. The fair value of the Company’s InnovaQor Series B-1 Preferred Stock investment was determined based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black Scholes model was used to price the call options. The assumptions used to determine the fair value at December 31, 2023 were: risk free rate of 3.84%; volatility of 215%; and exit period of 5 years. Lastly, a discount rate of 45% was applied for marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock. The assumptions used to determine the fair value at December 31, 2022 (which were also used to determine the initial fair value of the preferred stock) were: risk free rate of 0.84%; volatility of 250.0%; and exit period of 5 years. Lastly, a discount rate of 35% was applied for marketability of the InnovaQor Series B-1 Preferred Stock and the underlying liquidity of InnovaQor’s common stock.

In determining fair value, consideration was also given to: (i) the variable rate conversion feature of the InnovaQor Series B-1 Preferred Stock in that changes in the price of the common stock do not affect conversion value; (ii) recent sales and offering prices by InnovaQor of shares of its common stock; (iii) that InnovaQor is actively seeking additional capital; and (iv) other considerations that we believe will affect the underlying liquidity of InnovaQor’s common stock.

Derivative Financial Instrument

The Company utilized the following method to value its derivative liability as of December 31, 2023 and 2022 for an embedded conversion option related to an outstanding convertible debenture valued at $455,336. The Company determined the fair value by comparing the conversion price per share, which based on the conversion terms is 85% of the market price of the Company’s common stock, multiplied by the number of shares issuable at the balance sheet dates to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. There was no change in the value of the embedded conversion option in the years ended December 31, 2023 and 2022 as there was no change in the conversion price terms during the periods.

Deemed Dividends

During the year ended December 31, 2023 there were no triggers of down round provisions of outstanding warrants and, therefore, no associated deemed dividends were recorded. During the year ended December 31, 2022, the conversions of preferred stock triggered a further reduction in the exercise prices of warrants containing down round provisions. In accordance with U.S. GAAP, the incremental fair value of the warrants as a result of the decreases in the exercise prices, was measured using Black Scholes valuation models. The following assumptions were utilized in the Black Scholes valuation models for the year ended December 31, 2022: risk free rates ranging from 0.0% to 2.73%, volatility ranging from 1.94% to 1,564.0% and terms ranging from 0.01 to 2.45 years. Based on the Black Scholes valuations, the incremental value of modifications to warrants as a result of the down round provisions of $330.5 million were recorded as deemed dividends during the year ended December 31, 2022.

As more fully discussed in Note 12, deemed dividends of $0.3 million were recorded in the year ended December 31, 2022 as a result of the issuances of shares of our Series P Convertible Redeemable Preferred Stock (the “Series P Preferred Stock”). Deemed dividends are also discussed in Notes 2 and 3.

Note 12 – Stockholders’ Deficit

Authorized Capital

The Company has 250,000,000,000 authorized shares of Common Stock at a par value of $0.0001 per share and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01 per share.

Preferred Stock

As of December 31, 2023, the Company had outstanding shares of preferred stock consisting of 10 shares of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 250,000 shares of its Series L Convertible Preferred Stock (the “Series L Preferred Stock”), 20,810.35 shares of its Series M Convertible Redeemable Preferred Stock (the “Series M Preferred Stock”), 2,403.78 shares of its Series N Convertible Redeemable Preferred Stock (the “Series N Preferred Stock”), 8,149.59 shares of its Series O Convertible Redeemable Preferred Stock (the “Series O Preferred Stock”) and 10,194.87 shares of its Series P Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. As a result of the equity accounting treatment, fair value accounting is not required in connection with the issuances of the stock and no gains, losses or derivative liabilities have been recorded in connection with the preferred stock.

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

Series L Preferred Stock

The Series L Preferred Stock is held by Alcimede LLC and has a stated value of $1.00 per share. The Series L Preferred Stock is not entitled to receive any dividends. Each share of the Series L Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the Company’s common stock on the ten trading days immediately prior to the conversion date. On December 31, 2023, the conversion price of the Series L Preferred Stock was $0.0001 per share.

Series M Preferred Stock

On June 30, 2020, the Company and Mr. Diamantis entered into an exchange agreement wherein Mr. Diamantis agreed to the extinguishment of the Company’s indebtedness to him totaling $18.8 million, including accrued interest on that date, in exchange for 22,000 shares of the Company’s Series M Preferred Stock with a par value of $0.01 per share and a stated value of $1,000 per share. See Note 8 for a discussion of the Company’s indebtedness to Mr. Diamantis as of December 31, 2023 and 2022.

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

During the year ended December 31, 2021, Mr. Diamantis converted a total of 610.65 shares of his Series M Preferred Stock with a stated value of $0.6 million into 45 shares of the Company’s common stock. On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock with a stated value of approximately $0.6 million for 9,500 shares of the Company’s common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants have a three-year term and, as of December 31, 2023, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. On December 31, 2023, 20,810.35 shares of Series M Preferred Stock remained outstanding and were convertible into 208.1 billion shares of the Company’s common stock.

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

During the years ended December 31, 2023 and 2022, the holders converted 496.53 shares and 3,035.57 shares, respectively, of their Series N Preferred Stock with a stated value of $0.5 million and $3.0 million, respectively, into 5.5 billion and 16.0 billion shares, respectively, of the Company’s common stock. On December 31, 2023, 2,403.78 shares of Series N Preferred Stock remained outstanding and were convertible into 26.7 billion shares of the Company’s common stock.

Series O Preferred Stock

On May 10, 2021, the Company closed an offering of shares of its Series O Preferred Stock. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of May 10, 2021 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Purchase Agreement provided for the issuance of up to 4,400 shares of Series O Preferred Stock at four closings of 1,100 shares each. The four closings occurred on May 10, 2021, May 18, 2021, July 12, 2021 and August 10, 2021.

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

During the years ended December 31, 2023 and 2022, the holders converted 535.5 shares and 1,214.9 shares, respectively, of their Series O Preferred Stock with a stated value of $0.5 million and $1.2 million, respectively, into 6.0 billion and 13.1 billion shares, respectively, of the Company’s common stock. On December 31, 2023, 8,149.59 shares of Series O Preferred Stock remained outstanding and were convertible into 90.6 billion shares of the Company’s common stock. See Note 18 for a discussion of the exchange of 8,000 shares of the Series O Preferred Stock on February 3, 2025.

Series P Preferred Stock

On November 7, 2021, the Company entered into Exchange and Amendment Agreements (the “November 2021 Exchange Agreements”) with certain institutional investors in the Company wherein the investors agreed to reduce their holdings of $1.1 million principal value of then outstanding warrant promissory notes payable and $4.5 million of then outstanding debentures that were issued in 2019, plus accrued interest thereon of $1.5 million, by exchanging the indebtedness and accrued interest for 8,544.87 shares of the Company’s Series P Preferred Stock. Each share of the Series P Preferred Stock has a stated value of $1,000. In addition, pursuant to the November 2021 Exchange Agreements, the expiration dates of the March Warrants that were issued by the Company to the debenture holders in March 2017 were extended from March 21, 2022 to March 21, 2024, as more fully described below under the heading “Common Stock Warrants” and in Notes 8 and 11.

On March 11, 2022, under the terms of a securities purchase agreement dated January 31, 2022, the Company issued to the institutional investors an additional 1,100 shares of its Series P Preferred Stock for aggregate proceeds of $1.0 million. On April 1, 2022, the Company issued an additional 550 shares of its Series P Preferred Stock and received proceeds of $0.5 million. During the year ended December 31, 2022, the Company recorded $0.3 million of deemed dividends as a result of the issuances of shares of its Series P Preferred Stock. The deemed dividends resulted from the difference between the stated value of the shares of Series P Preferred Stock issued and the proceeds received, as well as the 10% conversion price discount.

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

On December 31, 2023, 10,194.87 shares of the Company’s Series P Preferred Stock were outstanding and were convertible at a conversion price of $0.00009 per share into 113.3 billion shares of the Company’s common stock.

The following table summarizes the activity in the Company’s various classes of preferred stock included in Stockholders’ Deficit for the years ended December 31, 2023 and 2022:

	Series H		Series L		Series M		Series N		Series O		Series P		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	10	$-	250,000	$2,500	20,810	$208	2,900	$29	8,685	$87	10,195	$102	292,600	$2,926
Conversions of Series N Preferred Stock into common stock	-	-	-	-	-		(496)	(5)	-	-	-	-	(496)	(5)
Conversions of Series O Preferred Stock into common stock	-	-	-	-	-	-	-	-	(535)	(5)	-	-	(535)	(5)
Balance December 31, 2023	10	$-	250,000	$2,500	20,810	$208	2,404	$24	8,150	$82	10,195	$102	291,569	$2,916

	Series H		Series F		Series L		Series M		Series N		Series O		Series P		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	10	$-	1,750,000	$17,500	250,000	$2,500	20,810	$208	5,936	$59	9,900	$99	8,545	$85	2,045,201	$20,451
Conversion of Series F Preferred Stock into common stock	-	-	(1,750,000)	(17,500)	-	-	-	-	-	-		-	-	-	(1,750,000)	(17,500)
Issuances of Series P Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	1,650	17	1,650	17
Conversions of Series N Preferred Stock into common stock	-	-	-	-	-	-	-		(3,036)	(30)	-	-	-	-	(3,036)	(30)
Conversions of Series O Preferred Stock into common stock	-	-	-	-	-	-	-	-	-	-	(1,215)	(12)	-	-	(1,215)	(12)
Balance December 31, 2022	10	$-	-	$-	250,000	$2,500	20,810	$208	2,900	$29	8,685	$87	10,195	$102	292,600	$2,926

Common Stock

The Company had 40.6 billion and 29.1 billion shares of its common stock issued and outstanding at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company issued 5.5 billion shares of its common stock upon the conversions of 496 shares of its Series N Preferred Stock and 6.0 billion shares of its common stock upon conversions of 535 shares of its Series O Preferred Stock. During the year ended December 31, 2022, the Company issued one share of its common stock upon the conversion of 1,750,000 shares of its Series F Preferred Stock, 16.0 billion shares of its common stock upon the conversions of 3,036 shares of its Series N Preferred Stock and 13.1 billion shares of its common stock upon conversions of 1,215 shares of its Series O Preferred Stock.

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

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Number of options	Weighted- average exercise price	Weighted- average contractual term (years)
Outstanding at December 31, 2021	26	$2,992,125	4.33
Granted	-
Expired	-
Outstanding at December 31, 2022	26	$2,992,125	3.37
Granted	-
Expired	-
Outstanding at December 31, 2023	26	$2,992,125	2.37

Exercisable at December 31, 2023	26	$2,992,125

As of December 31, 2023, the weighted average remaining contractual life was 2.37 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2023 and 2022 was $0. As of December 31, 2023, there was no remaining compensation expense as all of the outstanding options had fully vested as of December 31, 2019.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2023:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$10,000,000	5	2.25	$10,000,000	$-	5	$10,000,000	$-
$5,000,000	5	2.25	$5,000,000	-	5	$5,000,000	-
$269,580	8	2.33	$269,580	-	8	$269,580	-
$80,906	8	2.54	$80,906	-	8	$80,906	-
	26	2.37	$2,992,125	$–	26	$2,992,125	$-

Common Stock Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock exercisable into a total of 511.3 billion shares at December 31, 2023. During the year ended December 31, 2023, there was no trigger of the anti-dilution provisions of outstanding warrants. During the year ended December 31, 2022, as a result of triggers of the anti-dilution provisions of outstanding warrants, the exercise prices of certain warrants decreased and they became exercisable into an additional 511.3 billion shares of the Company’s common stock. Certain of these warrants were issued in connection with the issuances of the debentures. Debentures are more fully discussed in Note 8.

Included in the warrants outstanding at December 31, 2023 were the March Warrants issued in connection with the March 2017 Debentures. The Company issued these warrants to purchase shares of the Company’s common stock to several accredited investors. At December 31, 2023, these warrants were exercisable into an aggregate of approximately 507.6 billion shares of the Company’s common stock. The March Warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants. At December 31, 2023, the Series A Warrants were exercisable for 190.0 billion shares of the Company’s common stock. They were exercisable upon issuance and had an initial term of exercise equal to five years. At December 31, 2023, the Series B Warrants were exercisable for 127.6 billion shares of the Company’s common stock and were exercisable, prior to their extension discussed below, until March 21, 2022. At December 31, 2023, the Series C Warrants were exercisable for 190.0 billion shares of the Company’s common stock and had an initial term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. On November 7, 2021, the expiration dates of the March Warrants were extended to March 21, 2024 in connection with the November 2021 Exchange Agreements. At December 31, 2023, the Series A, Series B and Series C Warrants each had an exercise price of $0.00009 per share, which reflects adjustments pursuant to their terms. The March Warrants are subject to “full ratchet” and other customary anti-dilution protections.

Subsequent to December 31, 2023 and through December 31, 2024, 2.5 billion common stock warrants were exercised and 508.8 billion outstanding common stock warrants expired by their terms, including 101.3 Series B Warrants with expiration dates that were extended on March 21, 2024, as more fully discussed in Note 18.

Deemed Dividends

During the year ended December 31, 2022, reductions in the exercise prices of the March Warrants gave rise to deemed dividends. See Note 11 for the assumptions used in the calculations of these deemed dividends. Deemed dividends are also discussed under the heading “Preferred Stock” above and in Notes 2, 3 and 11.

Shares of Common Stock Issuable Under Warrants

The number of shares of common stock issuable under warrants issued and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the full down round provisions of the outstanding warrants (subject to a floor in some cases), subsequent issuances of the Company’s common stock or common stock equivalents at prices below the then current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants.

The following summarizes the information related to the number of shares of common stock issuable under outstanding warrants during the years ended December 31, 2023 and 2022:

	Number of Shares of Common Stock Issuable for Warrants	Weighted average exercise price
Balance at December 31, 2021	54,280,658	$1.43
Issuance of warrants	-	-
Increase in number of shares of common stock issuable under warrants during the period as a result of down round provisions	511,312,671,643	-
Expiration of warrants	(33,601,211)	(0.9141)
Balance at December 31, 2022	511,333,351,090	$0.00009
Issuance of warrants	-	-
Expiration of warrants	(1)	(794,998)
Balance at December 31, 2023	511,333,351,089	$0.00009

See above and Notes 2, 3 and 11 for a discussion of the dilutive effect on the Company’s common stock as a result of the outstanding warrants.

Note 13 – Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022 consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current
Federal	$-	$(301,766)
State	(239,834)	(11,083)
	(239,834)	(312,849)

Deferred
Federal	-	-
State	-	-
	-	-

Provision for income taxes	$(239,834)	$(312,849)

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	%	%
Federal statutory rate	21.0%	21.0%
Permanent and other items	15.0	(17.0)
Federal income taxes audit and other adjustments	-	-
Change in valuation allowance	(39.2)	(14.5)
	(3.2)%	(10.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2023 and 2022.

Deferred tax assets and liabilities are comprised of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Amortization	$233,410	$375,821
Net operating loss carryforward	17,668,228	15,445,916
Allowance for doubtful accounts	393,001	387,818
Charitable contributions	-	644
Stock options	-	1,003,453
Accrued liabilities	5,121,508	1,826,839
HHS Provider Relief Funds	37,845	67,685
Employee retention credit	-	292,282
HTS and AMSG basis difference	-	878,709
Deferred state tax asset	4,043,616	4,089,682
	27,497,608	24,368,849
Deferred income tax liabilities:
Right-of-use asset	(93,875)	-
Depreciation	(670,176)	(583,812)
Deferred tax asset, net	26,733,557	23,785,037

Less: valuation allowance	(26,733,557)	(23,785,037)

Net deferred tax assets	$-	$-

Management has reviewed the provisions regarding assessment of its valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $26.7 million and $23.8 million against its net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company has federal net operating loss carryforwards totaling approximately $84.1 million generated since 2016. It also has various state net operating loss carryforwards that begin to expire in 2033. The Company believes that a Section 382 limitation may exist for a portion of its net operating losses but at this time has not identified to which losses these limitations would relate.

At December 31, 2023, the Company had federal income tax receivables of $0.8 million and federal tax liabilities of $0.7 million and it had state tax liabilities totaling $0.9 million.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and Tennessee. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to providers. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in net revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”), subsidiaries of Rennova, filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA-issued and CIGNA-administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans, as well as self-funded plans. In July 2019, the Companies and EPIC filed suit against CIGNA Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for alleged improper billing practices. Because the Company did not have the financial resources to see the legal action to conclusion it assigned the benefit, if any, from the suit to Chris Diamantis, a former member of Rennova’s Board of Directors, for his financial support to the Company and assumption of all costs to carry the case to conclusion.

On November 4, 2024, a jury in the United States District Court for the District of Connecticut awarded no amounts to the Companies and EPIC in connection with the lawsuit and an aggregate of $7.3 million to Cigna Health in connection with the lawsuit brought by Cigna Health against the Companies and EPIC. The Companies and EPIC are currently considering their options which may include motions to the court, appeals and/or other legal remedies available to them. The Companies and EPIC are non-operating subsidiaries of Rennova. Management believes the likelihood of collection of such verdict is remote and, therefore, the verdict is likely not material to the current and future operations or financial condition of Rennova, but there can be no assurances that the verdict, or a portion thereof, will not be paid at some point. Any payments could be materially adverse to the financial condition of Rennova.  The above amount has been recognized as a liability in the consolidated financial statements of the Company.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. The Company made payments to reduce the amount owed but did not discharge the liability in full. In March 2024, the Company entered into a Stipulation Agreement with the DOR. Under the terms of the agreement, the Company agreed to pay $645,909 in 11 monthly payments of $15,000 beginning in March 2024 with a final payment of $480,909 due on February 18, 2025. The Company has not made the required payments to discharge this liability and has accrued $0.6 million for this liability as of December 31, 2023.

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes and accrued interest. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company in the amount of $384,384 plus post-judgment interest. On June 1, 2023, the Company and the holders of the Tegal Notes agreed to settle all amounts owed pursuant to the judgment for a total of $462,500 comprised of an initial payment of $200,000 followed by six monthly payments of $43,750. The Company has made all required payments and as of December 31, 2023, it has discharged this liability in full.

In July 2019, CHSPSC, the former owners of Jamestown Regional Medical Center, obtained judgments against the Company of $1.3 million. The Company has recorded these judgments as liabilities as of December 31, 2023. On February 6, 2024, the Company and CHSPSC entered into a settlement agreement whereby the Company agreed to make periodic payments totaling $705,000 through September 2026 in full satisfaction of such judgments. The Company agreed to make an initial payment of $100,000 in February 2024 and monthly payments of $15,000 through September 2026 with additional payments of $85,000 in February 2025 and $55,000 in February 2026. To date, all required payments have not been made.

A sealed qui tam lawsuit in the US District Court for the Southern District of Florida against the Company was filed in July 2021. This lawsuit was unsealed in November 2022 and Clifford Barron disclosed as the Plaintiff-Relator (whistleblower) who asserted violations of the False Claims Act. Clifford Barron was an employee of CollabRx, Inc. (a San Francisco based, wholly owned subsidiary of the Company) until early 2018. Following his resignation on January 17, 2018, Clifford Barron sought and received a judgment against the Company for approximately $253,000 he claimed was owed to him by the CollabRx subsidiary for severance and payment of COBRA. On receiving the judgment, he collected all monies owed to him under this judgment, including from the Company’s rural healthcare operations in Tennessee with which he was not involved. Payments included approximately $164,000 secured from hospital operating and other bank accounts by garnishments initiated by Jonathan Swann Taylor of Taylor & Knight, GP, Knoxville Tennessee, on behalf of Clifford Barron in May 2022. Clifford Barron has not been an employee of any subsidiary of the Company since January 2018, is not involved with the Company and has no knowledge of the Company’s operations, financial status, or controls. On November 21, 2022, the Company was advised that the U.S. Department of Justice was intervening in the action filed by the Plaintiff-Relator, Clifford Barron and requested repayment of HHS Provider Relief Funds that certain subsidiaries of the Company obtained and other relief. The Company retained the services of a specialist third-party accounting firm to complete a forensic review of the expenditure of all monies expended since the receipt of HHS Provider Relief Funds. It was discovered that certain filing requirements of the Company’s operating subsidiaries were incomplete or contained errors that did not accurately reflect the expenditure of HHS Provider Relief Funds received. The Company disputed the allegations made in the False Claims Act complaint and believes that the forensic review of funds expended addressed the lawsuit and demonstrated adherence with the applicable rules for use of HHS Provider Relief Funds. The Company completed a court ordered mediation with the Department of Justice in October 2024 and completed a settlement agreement in January 2025. The defendants, Jamestown TN Medical Center, Jellico Medical Center and the Company agreed to pay to the United States a total of $1,200,000 to resolve all claims raised by the United States related to the payments received. The settlement agreement is neither an admission of liability by the defendants nor a concession by the United States that its claims were not well founded. The settlement payment will be made over four years. In settling the claims the Company considered the cost and risk of continued litigation and trial and believes that settlement as agreed was a good business decision for the defendants.

Note 15 – Discontinued Operations

EPIC Reference Labs, Inc. and Other Non-Operating Subsidiaries

During the third quarter of 2020, the Company made a decision to sell EPIC and to discontinue several other non-operating subsidiaries. During the fourth quarter of 2024, the Company discontinued several additional non-operating subsidiaries. As a result, EPIC’s and the other non-operating subsidiaries’ liabilities have been included in discontinued operations for all periods presented. The Company was unable to find a buyer for EPIC and, therefore, it has ceased all efforts to sell EPIC and closed down its operations.

Carrying amounts of major classes of liabilities of EPIC and the other non-operating subsidiaries included as part of discontinued operations in the consolidated balance sheets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Accounts payable	$1,425,083	$1,425,083
Accrued expenses (1)	7,666,630	520,051
Finance lease obligation (2)	220,461	220,461
Current liabilities of discontinued operations	$9,312,174	$2,165,595

(1)	Included in accrued expenses at December 31, 2023 was $7.3 million awarded to CIGNA Health under the terms of a lawsuit, which is more fully discussed in Note 14.

(2)	As of December 31, 2023 and 2022, the Company was in default under the finance lease obligation. Therefore, the aggregate future minimum lease payments under this finance lease totaling $0.2 million are deemed to be immediately due.

Line items constituting (loss) income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2023 and 2022 consisted of the following:

Consolidated (Loss) Income from Discontinued Operations:

	Year Ended December 31,
	2023	2022

Other (expense) income, net (1)	$(7,195,076)	$56,844
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(7,195,076)	$56,844

(1)	Included in other expense for the year ended December 31, 2023 was $7.3 million awarded to CIGNA Health under the terms of a lawsuit, which is more fully discussed in Note 14.

Note 16 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2023	2022
Cash paid for interest	$419,177	$1,545,839
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Series F Preferred Stock converted into common stock	$-	$17,500
Stated value of Series N Preferred Stock converted into common stock	496,530	3,035,570
Stated value of Series O Preferred Stock converted into common stock	535,500	1,214,910
Deemed dividends from issuances of Series P Preferred Stock	-	333,333
Deemed dividends from down-round provisions of warrants	-	330,543,036
Non-cash interest income	90,653	212,819
Original issue discounts on debt	-	50,000

Note 17 – Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance provides accounting for convertible instruments and contracts in an entity’s own equity. The FASB issued this Update to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. This standard will be effective for us for annual periods beginning on January 1, 2024, including interim periods within those fiscal years. Early adoption of this standard is not permitted for us because we have already adopted ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The Company is in the process of determining the impact of adopting this new accounting guidance on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued this ASU to: (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU do not change the principles of fair value measurement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will apply the amendments prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is in the process of determining the impact of adopting this new accounting guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. We plan to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 18 – Subsequent Events

CarePlus Clinic Closure

On January 31, 2024, the Company closed its CarePlus Clinic (located in Williamsburg, Kentucky) due to the loss of the clinic’s clinicians and other factors.

Legal Settlements/Stipulation

As discussed in Note 14, in July 2019, CHSPSC obtained judgments against the Company of $1.3 million. On February 6, 2024, the Company and CHSPSC entered into a settlement agreement whereby the Company agreed to make periodic payments totaling $705,000 through September 2026 in full satisfaction of such judgments. The Company agreed to make an initial payment of $100,000 in February 2024 and monthly payments of $15,000 through September 2026 with additional payments of $85,000 in February 2025 and $55,000 in February 2026. To date, all required payments have not been made.

As discussed in Note 14, in March 2024, the Company entered into a Stipulation Agreement with the DOR. Under the terms of the agreement, the Company agreed to pay $645,909 in 11 monthly payments of $15,000 beginning in March 2024 with a final payment of $480,909 due on February 18, 2025. To date, all required payments have not been made.

Exercise of Series B Warrants and Extension of Series B Warrants Exercise Period

Subsequent to December 31, 2023, 2.5 billion Series B Warrants were exercised at an exercise price of $0.00009 per share. On March 20, 2024, the Company and certain institutional holders agreed that, with respect to Series B Warrants (originally issued on March 21, 2017), to acquire 101.3 billion shares of common stock, the termination date of such warrants would be extended from March 21, 2024 to December 31, 2025; provided, that (subject to the Company then having an effective registration statement covering the applicable number of shares), if Series B Warrants to acquire the following number of shares of common stock are not exercised in the respective periods below (each, an “Exercise Condition”), the termination date of all of the Series B Warrants shall instead be the date the first such Exercise Condition was not satisfied:

From March 21, 2024 to April 15, 2024	1,350,000,000 shares
From April 16, 2024 to August 30, 2024	2,500,000,000 shares
From August 31, 2024 to December 27, 2024	4,000,000,000 shares
From December 28, 2024 to April 24, 2025	4,000,000,000 shares
From April 25, 2025 to August 29, 2025	4,000,000,000 shares

Such share numbers are subject to adjustment in the case of stock splits, combinations, dividends, reclassifications, recapitalizations or other similar events. No cashless exercise of Series B Warrants shall count toward the satisfaction of an Exercise Condition. Other than the Series B Warrants to acquire 101.3 billion shares of common stock extended pursuant to the terms of this agreement, warrants to acquire the following number of shares of common stock held by the institutional holders expired on March 21, 2024 pursuant to their terms: Series A Warrants (190 billion shares); Series B Warrants (23.8 billion shares); and Series C Warrants (190 billion shares). The Series A Warrants, Series B Warrants and Series C Warrants, referred to together as the March Warrants, are also discussed in Notes 8, 11 and 12. As of December 31, 2024, the Exercise Condition was not met and the 101.3 billion Series B Warrants expired.

Promissory Note with Institutional Investor

On October 25, 2024, the Company issued a promissory note to an institutional investor in the principal amount of $460,000. The note was issued with an original issue discount of 15%, or $60,000. Fifty percent of the principal balance of the note was due and paid on December 1, 2024. The remaining 50% of the note was due on January 1, 2025. The balance of the note and related penalties were deemed paid-in-full on January 7, 2025 by transferring 350 shares of FOXO Series A Preferred Stock to the institutional investor.

Accounts Receivable Sales Agreements

During the period January 1, 2024 to September 10, 2024, SCCH entered into four accounts receivable sales agreements whereby portions of SCCH’s accounts receivable were sold for net proceeds of $1.1 million. The agreements require periodic payments based on the SCCH’s accounts receivable collections until payments of $1.8 million are made. The Company incurred a loss on the sales of its accounts receivable during the period January 1, 2024 to September 10, 2024 of $0.7 million. A total of $0.5 million was owed under the sales agreements as of September 10, 2024. FOXO assumed this obligation pursuant to the sale of Scott County Community Hospital, Inc. on September 10, 2024, which is discussed below.

Stock Exchange Agreements

On June 10, 2024, the Company entered into two stock exchange agreements, each with FOXO Technologies, Inc. (“FOXO”).

Sale of Myrtle Under First Stock Exchange Agreement

The first agreement with FOXO, dated June 10, 2024, (the “Myrtle Agreement”), provided for the Company to exchange all of its equity interest in Myrtle for $0.5 million, payable in shares of FOXO’s Class A Common Stock (the “FOXO Common Stock”). This transaction closed on June 14, 2024. On June 25, 2024, the parties to the Myrtle Agreement entered into a Consent and Waiver (the “Consent and Waiver”), pursuant to which FOXO issued 1,023,629 shares of FOXO Common Stock to the Company on July 17, 2024 (which was the date of approval of the NYSE American, upon which the FOXO Common Stock is listed). Such shares represented $0.2 million of the purchase price. Pursuant to the Consent and Waiver, the remainder of the purchase price of $0.3 million is represented by a promissory note issued by FOXO to the Company. The promissory note is non-interest bearing, is due on demand and payable in cash or, upon receipt of required approval of the issuance under the rules of the NYSE American, in shares of FOXO Common Stock.

In addition to the $0.3 million promissory note issued to the Company by FOXO for a portion of the purchase price of Myrtle, which is discussed above, Myrtle issued a note payable to the Company dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to the Company by Myrtle at the time of the sale of Myrtle to FOXO. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note will bear interest at 18% per annum. The Company is in discussions with FOXO about extending the maturity of such note.

Sale of Rennova Community Health, Inc. (“RCHI”) Under Second Stock Exchange Agreement

The second agreement with FOXO, also dated June 10, 2024, (the “RCHI Agreement”) provided for the Company to exchange all of the outstanding shares of its subsidiary RCHI, including RCHI’s wholly-owned subsidiary Scott County Community Hospital, Inc. (“SCCH”), for 20,000 shares of FOXO’s to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (the “FOXO Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to the Company from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to the Company a senior secured note in the principal amount of $22.0 million (subject to adjustment) (the “RCHI Note”). The RCHI Note matured on September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note was guaranteed by FOXO and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by FOXO as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provides that the Company may at any time request that FOXO seek approval of its shareholders of the issuance of FOXO Common Stock upon conversion in full of the shares of FOXO Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, the Company shall have the option to exchange, in whole or in part, the RCHI Note for shares of FOXO Series A Preferred Stock. Upon any such exchange, the Company will receive the equivalent of $1.00 stated value of FOXO Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with FOXO and RCHI. Pursuant to the Exchange Agreement, $21.0 million of the principal of the RCHI Note was exchanged for 21,000 shares of FOXO Series A Preferred Stock. Upon the closing of the Exchange Agreement, RCHI executed a new senior secured promissory note payable to the Company in the principal amount of $1.0 million on the same terms of the RCHI Note (the “New Note”). The New Note matures on June 5, 2025.

In connection with the Myrtle Agreement and the RCHI Agreement and required consents for the transactions, the Company agreed to an exchange right whereby institutional investors owning the Company’s preferred stock may exchange up to $8 million of stated value of preferred stock for a like amount of the Company’s investment in FOXO’s Series A Preferred Stock. On February 3, 2025, the institutional investors exercised their exchange right in full by exchanging $8 million of stated valued of Series O Preferred Stock for $8 million of stated value of FOXO’s Series A Preferred Stock.

Unaudited Pro Forma Balance Sheet Data and Results of Operations Data of the Company Reflecting the Dispositions of Myrtle and RCHI

The following presents the unaudited pro forma balance sheet data as if the dispositions of Myrtle and RCHI had occurred on December 31, 2023. The unaudited pro forma balance sheet data are presented for information purposes only and are not intended to present the actual balance sheet that would have occurred had the dispositions been completed on December 31, 2023. The unaudited pro forma balance sheet data does not include any income tax effect that may result from the dispositions.

Unaudited
Pro Forma Balance Sheet Data
December 31, 2023
Assets
Related party notes receivable	$5,603,543
Other current assets	875,216
Property and equipment, net	3,870,037
Investments in related parties	29,427,911
Other long-teem assets	739,647
Total assets	$40,516,354

Liabilities and stockholders’ deficit
Account payable and accrued expenses	$19,155,690
Debt (includes related party loan of $2.2 million)	2,570,926
Other current liabilities	638,681
Current liabilities of discontinued operations	9,312,174
Long-term debt	8,222,240
Other long-term liabilities	6,368,549
Total liabilities	46,268,260
Stockholders’ deficit	(5,751,906)
Total liabilities and stockholders’ deficit	$40,516,354

The following presents the unaudited pro forma results of operations data of the Company as if the dispositions of Myrtle and RCHI had occurred on January 1, 2022. The unaudited pro forma results of operations data are presented for information purposes only. The unaudited pro forma results of operations data are not intended to present actual results that would have occurred had the dispositions been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods. The unaudited pro forma results of operations data do not include any gain or income tax effects that may result from the dispositions.

	Unaudited Pro Forma Results of Operations Data Year Ended December 31,
	2023	2022

Total revenue	$1,274,718	$1,529,651
Net loss from continuing operations	(4,639,798)	(4,697,805)
Deemed dividends	-	(330,876,369)
Net loss from continuing operations available to common stockholders	$(4,639,798)	$(335,574,174)

Net loss per common share:
Basic and diluted net loss from continuing operation available to common stockholders	$(0.00)	$(0.03)

Lease Agreements With Myrtle and SCCH

The buildings and campus where the Big South Fork Medical Center is located were transferred to a subsidiary of the Company during the year ended December 31, 2023. Both Myrtle and SCCH lease the facilities at the Big South Fork campus per the terms of lease agreements discussed below.

Myrtle entered into a lease agreement with the Company under which Myrtle agreed to lease facilities at Big South Fork’s campus beginning on June 14, 2024, the date that Myrtle was sold to FOXO. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with the Company under which SCCH agreed to lease the Big South Fork’s hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index. The lease was assumed by FOXO on September 10, 2024, the date SCCH was sold to FOXO.

Appointments to FOXO’s Management and Board of Directors

Effective on September 10, 2024, Mr. Seamus Lagan, the Company’s Chief Executive Officer and member of its board of directors, and Trevor Langley, a member of the Company’s board of directors, were appointed to the board of directors of FOXO. In addition, effective on December 5, 2024, Mr. Lagan was appointed Chief Executive Officer of FOXO.

New Corporate Office Lease Agreement

During February 2025, the Company terminated its existing corporate office lease and it leased space in a new office building for a term of three years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

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

The Company has made improvements on the integration of information during 2024 and plans to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company has taken or is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	55	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gary L. Blum	84	Director
Trevor Langley	62	Director

All directors of the Company serve one-year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since May 10, 2019. Mr. Lagan has been, either individually or through Alcimede LLC or Alcimede Limited, a consultant to Medytox since May 2011. Mr. Lagan has been a manager of Alcimede LLC since its formation in 2007. Alcimede LLC is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Alcimede Limited is a Bahamian company that provides similar consulting services as Alcimede LLC. Mr. Lagan also currently serves, through Alcimede Limited, as chief executive officer of most of the subsidiaries of the Company. Mr. Lagan was been a director of FOXO Technologies Inc., a provider of medical services, since September 2024 and was appointed Chief Executive Officer of FOXO on December 5, 2024. From September 2008 through May 2011, Mr. Lagan was a private investor. Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Gary L. Blum has served as a director of the Company since October 11, 2017. He established the Law Offices of Gary L. Blum in 1986. Mr. Blum has served as counsel for a wide variety of closely-held and public companies for over three decades. Prior to becoming an attorney, he was a tenured professor of philosophy at the University of Nebraska, Omaha. From September 2009 to July 2017, Mr. Blum served as Chairman, Chief Executive Officer and Chief Financial Officer of Thunderclap Entertainment, Inc. (now known as TraqIQ, Inc.), a company whose business was to develop, produce and distribute low-budget independent feature films. He was also Chairman of Diamond Wellness Holdings, Inc. (formerly PotNetwork Holdings, Inc.) from November 2015 to April 2023 and was its Chief Executive Officer from November 2015 until September 2017. That company was engaged in the development and sales of hemp-derived CBD oil containing products. Mr. Blum received his B.S. in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966 and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Trevor Langley has served as a director of the Company since April 9, 2017. Mr. Langley has been a director of FOXO Technologies Inc. since September 2024. Since 2006, he has been the Owner and Managing Partner of Avanti Capital Group LLC/Avanti Partners, LLC (“Avanti”). Avanti assists micro, small and mid-cap publicly traded companies and those looking to become public by leveraging traditional and new communication technologies with a specialization in healthcare and alternative-energy markets. Avanti also provides comprehensive consulting services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2023, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2023. The Company did not have any other executive officers during the fiscal year ended December 31, 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Seamus Lagan	2023	(1)	$—	$—	$—	$—	$—	$487,000	$487,000
President, CEO, Interim CFO and Director	2022	(1)	$—	$—	$—	$—	$—	$424,500	$424,500

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since May 10, 2019.

(2)	All other compensation for the year ended December 31, 2023, includes, for Mr. Lagan, consulting fees of $375,000, an incentive bonus of $100,000 and an automobile expense allowance of $12,000. All other compensation for the year ended December 31, 2022, includes, for Mr. Lagan, consulting fees of $375,000, an incentive bonus of $37,500 and an automobile expense allowance of $12,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2023:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	1	-	-	$10,000,000	3/23/2026	-	-	-	-
	1	-	-	$5,000,000	3/23/2026	-	-	-	-
	1	-	-	$250,000	5/2/2026	-	-	-	-
	1	-	-	$75,000	7/17/2026	-	-	-	-

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

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede LLC was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede LLC received a cash bonus of $200,000. On April 1, 2017, Alcimede LLC agreed to a voluntary reduction in the monthly retainer to $20,833, which was increased back up to $31,250 in April 2018. In September 2020, the Company agreed to pay $100,000 to renew the Alcimede LLC consulting agreement for a three-year period. On November 1, 2021, that consulting agreement was replaced by an agreement between the Company and Alcimede Limited, a Bahamian company of which Mr. Lagan is the Managing Director. The new agreement is for three years and is renewable for one-year periods thereafter. It contains similar terms as the prior agreement with regard to monthly fees and expense reimbursements. Alcimede Limited was granted bonus payments of $100,000 and $37,500 for the years ended December 31, 2023 and 2022, respectively.

Director Compensation

Non-executive directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay other directors for Board service in addition to their regular compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-executive Director in the fiscal year ended December 31, 2023:

Director	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(1)	Total
Gary L. Blum	$40,008	$-	$-	$-	$30,000	$70,008
Trevor Langley	$40,008	$-	$-	$-	$30,000	$70,008

(1)	All other compensation for the year ended December 31, 2023, for Mr. Blum consists of a $30,000 bonus. All other compensation for the year ended December 31, 2023 for Mr. Langley consists of a $30,000 bonus. As of December 31, 2023, the Company owed Mr. Blum and Mr. Langley $46,670 and $30,000, respectively, for 2023 director compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of January 31, 2025 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the persons and entities listed below possess sole voting and investment power with respect to their shares. The address of each of our executive officers and directors is c/o Rennova Health, Inc., 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401. All of the outstanding shares of Series L Convertible Preferred Stock (“Series L Preferred Stock”) are owned by Alcimede LLC, of which Mr. Lagan, our Chief Executive Officer, is the sole manager. Mr. Diamantis owns all of the outstanding Series M Convertible Redeemable Preferred Stock (“Series M Preferred Stock”) and has granted to Mr. Lagan an irrevocable proxy to vote the Series M Preferred Stock. The conversion of the Series M Preferred Stock is subject to an ownership blocker of 4.99%.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership (1)
Seamus Lagan	49,910,560,880	(2)	53.69	%(2)

Gary L. Blum	-		-

Trevor Langley	-		-

All Directors and Executive Officers as a Group (3 persons) (3)	49,910,560,880	(2)	53.69	%(2)

Sabby Healthcare Master Fund, Ltd. (4)	4,300,827,094		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (4)	4,300,827,094		9.99%

(1)	Based on 43,051,322,257 shares of Common Stock issued and outstanding as of January 31, 2025, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)	Alcimede LLC of which Mr. Lagan is the sole manager, owns 250,000 shares of Series L Preferred Stock. As of January 31, 2025, these shares of Series L Preferred Stock were convertible into 2,500,000,000 shares of Common Stock. In addition, on August 13, 2020, Mr. Diamantis granted an irrevocable proxy to Mr. Lagan to vote the Series M Preferred Stock owned by Mr. Diamantis. As a result, as of January 31, 2025, Mr. Lagan and Alcimede LLC owned, or had the right to vote, securities holding 53.69% of the total voting power of the Company’s voting securities. Because the conversion price of the Series L Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible, and the votes to which the Series L Preferred Stock is entitled, will fluctuate.

(3)	Includes Messrs. Lagan, Blum and Langley. Alcimede LLC also owns 250,000 shares of Series L Preferred Stock and Mr. Lagan has an irrevocable proxy to vote the shares of Series M Preferred Stock owned by Mr. Diamantis, as described in the above footnote.

(4)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on January 22, 2020. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the debentures, the Series N Preferred Stock, the Series O Preferred Stock and the Series P Preferred Stock held by these entities are subject to ownership blockers of 9.99%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede LLC, which is controlled by Mr. Lagan, billed the Company an aggregate of $0.4 million and $0.4 million for consulting fees and reimbursement of expenses pursuant to consulting agreements for the years ended December 31, 2023 and 2022, respectively. In addition, Alcimede LLC was granted bonus payments of $100,000 and $37,500 for the years ended December 31, 2023 and 2022, respectively, and $100,000 for the year ended December 31, 2020 for renewal and amendment to an existing consulting agreement. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833, which was increased back up to $31,250 in April 2018.

During the years ended December 31, 2023 and 2022, Mr. Diamantis loaned the Company $0.6 million and $1.1 million, respectively. The loans were used by the Company to repay a portion of the amounts past due for principal and interest under a promissory note, for which Mr. Diamantis was a guarantor. During the year ended December 31, 2021, Mr. Diamantis loaned the Company $0.9 million, the majority of which was used for working capital purposes. During the years ended December 31, 2023, 2022 and 2021, the Company repaid Mr. Diamantis $1.4 million, $0.2 million and $0.9 million, respectively. On June 30, 2020, the Company exchanged the total amount owed to Mr. Diamantis on that date for outstanding loans and accrued interest, net of repayments, which was approximately $18.8 million, for shares of the Company’s Series M Preferred Stock. The Series M Preferred Stock is more fully discussed below.

During the years ended December 31, 2023 and 2022, the Company incurred interest expense of $0.1 million and $0.1 million, respectively, on the loans from Mr. Diamantis. During the years ended December 31, 2023 and 2022, the Company paid $0.1 million and $0.4 million, respectively, of accrued interest owed to Mr. Diamantis. No interest was owed to Mr. Diamantis as of December 31, 2023 and 2022. Interest accrues on loans from Mr. Diamantis at a rate of 10% on the majority of the amounts loaned. In addition, at times, the Company incurs interest expense related to the amounts Mr. Diamantis borrows from third-parties to loan to the Company.

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

On August 27, 2021, the Company entered into an exchange agreement with Mr. Diamantis. Pursuant to the exchange agreement, Mr. Diamantis exchanged 570 shares of his Series M Preferred Stock for 9,500 shares of common stock and warrants to purchase 4,750 shares of the Company’s common stock at an exercise price of $70.00 per share. The warrants had a three-year term and, as of December 31, 2023, are exercisable into 3.7 billion shares of the Company’s common stock at an exercise price of $0.00009 per share as a result of down-round provision features. The warrants expired by their terms in August 2024.

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million, which was guaranteed by Mr. Diamantis. The payments due on November 8, 2019 and December 26, 2019 were not made and in February 2020, Mr. O’Killough, the lender, sued the Company and Mr. Diamantis in New York State Supreme Court for the County of New York for approximately $2.2 million for non-payment of the promissory note. In May 2020, the Company, Mr. Diamantis, as guarantor, and Mr. O’Killough entered into a Stipulation providing for a payment of a total of $2.2 million (which included accrued “penalty” interest as of that date) in installments through November 1, 2020. The Company made payments totaling $450,000 in 2020. On January 18, 2022, Mr. Diamantis paid $750,000 and the remaining balance was due 120 days thereafter. Mr. O’Killough agreed to forebear from any further enforcement action until then. On various dates during the remainder of 2022, Mr. Diamantis made additional payments to Mr. O’Killough totaling $300,000 and the Company gave Mr. Diamantis $350,000 for further payment to Mr. O’Killough. As a result of these payments, the past due balance owed to Mr. O’Killough was $1.1 million on December 31, 2022. The Company was obligated to repay Mr. Diamantis for any payments, plus interest, that he made to Mr. O’Killough. On January 27, 2023, the parties entered into a final settlement wherein the Company and Mr. Diamantis agreed to settle the obligation in full for $580,000.

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

Effective September 24, 2018, we engaged Haynie & Company (“Haynie”) to serve as our independent registered public accounting firm. The engagement of Haynie was approved by our Audit Committee on December 8, 2022 for the 2022 audit year and on December 20, 2023 for the 2023 audit year. The aggregate fees billed for services rendered by Haynie for the years ended December 31, 2023 and 2022 were $241,000 and $248,000, respectively.

Description of Services:	Fiscal 2023	Fiscal 2022
Audit	$241,000	$248,000
Audit-Related	–	–
Tax	–	–
All Other	–	–
Total Fees	$241,000	$248,000

Audit Fees

The aggregate fees billed for audit services in the fiscal years ended December 31, 2023 and 2022 were $241,000 and $248,000, respectively.

Audit-Related Fees

The Company incurred no audit related fees with its principal accountants.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Haynie during 2023 and 2022.

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

Rennova Health, Inc.

Date: February 13, 2025	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer, President, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, President, Director, and Interim Chief Financial Officer	February 13, 2025
Seamus Lagan	(Principal Executive Officer and Principal Financial Officer)

/s/ Trevor Langley	Director	February 13, 2025
Trevor Langley

/s/ Gary L. Blum	Director	February 13, 2025
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).
3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).
3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).
3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).
3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).

3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).
3.21	Certificate of Designation for Series K Convertible Preferred Stock (incorporated by reference to Exhibit 3.21 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019).
3.22	Certificate of Designation for Series L Convertible Preferred Stock (incorporated by reference to Exhibit 3.22 of the Company’s Current Report on Form 8-K filed with SEC on May 5, 2020).
3.23	Certificate of Designation for Series M Convertible Preferred Stock (incorporated by reference to Exhibit 3.23 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020).
3.24	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.24 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).
3.25	Certificate of Designation for Series N Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.25 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
3.26	Certificate of Designation for Series O Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.26 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2021).
3.27	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed July 14, 2021 (incorporated by reference to Exhibit 3.27 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.28	Certificate of Designation for Series P Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.28 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.29	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 5, 2021 (incorporated by reference to Exhibit 3.29 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
3.30	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 11, 2022 (incorporated by reference to Exhibit 3.30 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.2	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).
4.6	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
4.7	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020).
10.1	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.2	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.3**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.4**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.5**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.6**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.7**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.8**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.9**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.10**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.11**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.12**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.13**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).
10.14**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).
10.15	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.16	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.17	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.18	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.19	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).
10.20	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.21	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.22	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.23	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.24	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.25	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.26	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.27	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.28	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.29	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.30	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
10.31	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.32	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.33	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.34	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).
10.35	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.36	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.37	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).
10.38**	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).
10.39	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.40	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.41	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).
10.42	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
10.43	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.44	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).
10.45	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).
10.46	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).
10.47	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).
10.48	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).
10.49	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
10.50	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).
10.51	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).
10.52	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).
10.53	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).
10.54	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).
10.55	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).
10.56	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).
10.57	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).
10.58	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).
10.59	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).
10.60	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).
10.61	Exchange Agreement, dated as of December 23, 2019, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.177 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019).
10.62	Form of Promissory Note, with Evolve Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020).
10.63	Exchange Agreement, dated as of June 30, 2020, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2020).
10.64	Voting Agreement and Irrevocable Proxy, dated as of August 13, 2020, by and among Rennova Health, Inc., Seamus Lagan, Alcimede LLC and Christopher Diamantis (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020).

10.65	Form of Exchange, Redemption and Forbearance Agreement, dated as of August 31, 2020, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020).
10.66	Form of Securities Purchase Agreement, dated as of May 10, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2021).
10.67	Exchange Agreement, dated as of August 27, 2021, between Rennova Health, Inc. and Christopher Diamantis (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).
10.68	Form of Securities Purchase Agreement, dated as of September 7, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2021).
10.69	Form of Securities Purchase Agreement, dated as of October 28, 2021, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2021).
10.70	Form of Exchange and Amendment Agreement, dated as of November 7, 2021, among Rennova Health, Inc., Christopher Diamantis and the investor signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021).
10.71	Promissory Note, dated August 10, 2021 by Rennova Health, Inc. and Jellico Medical Center, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.72	Promissory Note, dated August 10, 2021, by Rennova Health, Inc and Scott County Community Hospital, Inc. d/b/a Big South Fork Medical Center (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.73	Form of Securities Purchase Agreement, dated as of January 31, 2022, among Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).
10.72**	Agreement between Alcimede Limited and Rennova Health, Inc. effective as of November 1, 2021(incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)
10.73	Promissory Note between InnovaQor, Inc. (Borrower) and Rennova Health, Inc. (Holder) dated December 31, 2022 (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)
10.74	Form of Amendment and Waiver Agreement, dated as of October 25, 2023, among Rennova Health, Inc., Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2023)
10.75	Extension, dated August 9, 2023, of the Promissory Note between InnovaQor, Inc. and Rennova Health, Inc. (2)
10.76	Promissory Note between InnovaQor, Inc. (Borrower) and Rennova Health, Inc. (Holder), dated December 31, 2023. (2)
10.77	Stock Exchange Agreement, dated as of June 10, 2024, among FOXO Technologies Inc., Myrtle Recovery Centers, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.78	Stock Exchange Agreement, dated as of June 10, 2024, among FOXO Technologies Inc., Rennova Community Health, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.79	Consent and Waiver, dated as of June 25, 2024, among FOXO Technologies, Inc., Myrtle Recovery Centers, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
10.80	Amended and Restated Stock Exchange Agreement, dated as of September 10, 2024, among FOXO Technologies Inc., Rennova Community Health, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
10.87	Senior Secured Note, dated September 10, 2024, issued by Rennova Community Health, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).

10.82	Guaranty Agreement, dated as of September 10, 2024, made by FOXO Technologies Inc. and Scott County Community Hospital, Inc. in favor of Rennova Health, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
10.83	Security and Pledge Agreement, dated as of September 10, 2024, by Rennova Community Health, Inc. and Scott County Community Hospital, Inc. in favor of Rennova Health, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
10.84	Security and Pledge Agreement, dated as of September 10, 2024, by FOXO Technologies Inc., in favor of Rennova Health, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
21	List of Subsidiaries of the Registrant (2)
23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)
31.1	Section 302 Certification of the Chief Executive Officer (2)
31.2	Section 302 Certification of the Interim Chief Financial Officer (2)
32.1	Section 906 Certification of the Chief Executive Officer (3)
32.2	Section 906 Certification of the Interim Chief Financial Officer (3)
101.INS	Inline XBRL Instance Document. (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)
104	Cover Page Interactive Date Title – the cover page XBRL tags are embedded within the Inline XBRL Document (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
(2)	Filed herewith
(3)	Furnished herewith
**	Management contract for compensatory plan or arrangement.

